Form 10-Q
period 1995-05-27
EVANS INC
filed 1995-07-10
CIK 33780

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended        May 27, 1995


Commission File Number      0-1500








                          EVANS, INC.
    (Exact name of registrant as specified in its charter)


           DELAWARE                        36-1050870
  (State or other jurisdiction of      (I.R.S. Employer
   Incorporation or organization)      Identification Number)


36 South State Street, Chicago, Illinois         60603
(Address of principal executive office)         (Zip Code)



Registrant's telephone number, including area code  312-855-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of July 7, 1995 4,918,301 shares of common stock, $.20 par value, were outstanding.

                  EVANS, INC. AND SUBSIDIARIES

                              INDEX


                                                           Page No.
Part I.   Financial Information


     Condensed Consolidated Balance Sheets - May 27, 1995
     May 28, 1994 and February 25, 1995                        2

     Condensed Consolidated Statements of Operations -
     Thirteen weeks ended May 27, 1995 and May 28, 1994        3

     Condensed Consolidated Statements of Cash Flows -
     Thirteen weeks ended May 27, 1995 and May 28, 1994        4

     Notes to Condensed Consolidated Financial Statements    5 - 6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     7 - 9


Part II.  Other Information                                   10


     Signatures                                               11







     Index to Exhibits                                        12

                                 PART I.   FINANCIAL INFORMATION
                                  Evans, Inc. and Subsidiaries
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                  February 25,
                                May 27, 1995     May 28, 1994         1995
                               -------------    -------------    -------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents     $   273,000      $ 4,296,000      $ 1,134,000
  Accounts receivable (net)      14,807,000       17,055,000       17,105,000
  Merchandise inventories        14,081,000       14,601,000       16,401,000
  Prepaid expenses and
   other assets                     268,000          528,000          512,000
  Deferred income taxes                              682,000
                               -------------    -------------    -------------
Total current assets             29,429,000       37,162,000       35,152,000
                               -------------    -------------    -------------
Property and equipment           22,697,000       27,554,000       26,489,000

  Accumulated depreciation
   and amortization             (12,243,000)     (15,606,000)     (15,885,000)
                               -------------    -------------    -------------
Other assets                      2,710,000        1,770,000        3,060,000
Deferred income taxes                              1,300,000
                               -------------    -------------    -------------
                                $42,593,000      $52,180,000      $48,816,000
                               =============    =============    =============
LIABILITIES AND SHAREHOLDERS'EQUITY
- -----------------------------------
Current liabilities:
  Notes payable - bank          $ 1,400,000                       $ 1,400,000
  Current portion of
   long-term debt                   362,000                           362,000
  Accounts payable                4,604,000      $ 4,668,000        8,911,000
  Accrued liabilities             6,766,000        6,246,000        6,930,000
                               -------------    -------------    -------------
Total current liabilities        13,132,000       10,914,000       17,603,000
                               -------------    -------------    -------------
Long-term debt                    9,653,000        8,565,000        9,653,000
                               -------------    -------------    -------------
Other liabilities                    11,000           35,000           16,000
                               -------------    -------------    -------------
Shareholders'equity:
  Preferred stock,
   3,000,000 shares
   authorized, none issued
  Common stock, 6,333,433
   shares issued                  1,267,000        1,267,000        1,267,000
  Capital in excess of






   par value                     15,660,000       15,660,000       15,660,000
  Retained earnings               7,468,000       20,337,000        9,215,000
                               -------------    -------------    -------------
                                 24,395,000       37,264,000       26,142,000

Treasury stock (1,415,134
 shares at cost)                 (4,598,000)      (4,598,000)      (4,598,000)
                               -------------    -------------    -------------
Total shareholders'equity        19,797,000       32,666,000       21,544,000
                               -------------    -------------    -------------
                                $42,593,000      $52,180,000      $48,816,000
                               =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

                                       - 2 -

                          Evans, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Thirteen weeks ended
                                            ------------------------------
                                            May 27, 1995     May 28, 1994
                                            -------------    -------------
Net sales                                    $12,300,000      $11,681,000
Service revenues                               4,981,000        4,741,000
                                            -------------    -------------
                                              17,281,000       16,422,000
Costs and expenses:                         -------------    -------------

   Cost of goods and services sold,
     buying and occupancy costs               11,978,000       11,071,000
   Selling and general expenses                6,625,000        6,625,000
   Provision for doubtful accounts               148,000          166,000
   Interest expense                              280,000          217,000
   Other income, net                              (3,000)         (33,000)
                                            -------------    -------------
                                              19,028,000       18,046,000
                                            -------------    -------------

Loss before credit for income taxes           (1,747,000)      (1,624,000)

Credit for income taxes                           --              682,000
                                            -------------    -------------
Net loss                                     $(1,747,000)     $  (942,000)
                                            =============    =============


Net loss per common share                      $(.36)           $(.19)
                                            =============    =============

Cash dividends per common share                   --               --







Weighted average number of common
  shares outstanding                           4,918,301        4,918,301
                                            =============    =============

See accompanying notes to condensed consolidated financial statements.

                                       - 3 -

                                Evans, Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                    Thirteen weeks ended
                                                ------------------------------
                                                 May 27, 1995    May 28, 1994
                                                --------------  --------------
Cash Flows from Operating Activities:
- ------------------------------------------------
Net loss                                          $(1,747,000)     $ (942,000)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                       342,000         342,000
  Provision for doubtful accounts                     148,000         166,000

  Change in assets and liabilities:
    Accounts receivable                             2,150,000       1,077,000
    Merchandise inventories                         2,320,000        (439,000)
    Prepaid expenses and other current assets         244,000         456,000
    Deferred income taxes                                   0        (682,000)
    Other assets                                      305,000          (2,000)
    Accounts payable                               (4,307,000)     (1,894,000)
    Accrued liabilities                              (164,000)      1,107,000
    Other liabilities                                  (5,000)        (34,000)
                                                --------------  --------------
Net cash used in operating activities                (714,000)       (845,000)

Cash Flows from Investing Activities:
- ------------------------------------------------
Proceeds from the sale of property and equipment       10,000
Additions to property and equipment                  (157,000)       (789,000)
                                                --------------  --------------
Net cash used in investing activities                (147,000)       (789,000)

Cash Flows from Financing Activities:
- ------------------------------------------------
Net cash used in financing activities                       0               0
                                                --------------  --------------
Net decrease in cash and cash equivalents            (861,000)     (1,634,000)
Cash and cash equivalents at beginning of period    1,134,000       5,930,000
                                                --------------  --------------
Cash and cash equivalents at end of period        $   273,000      $4,296,000
                                                ==============  ==============







Supplemental Disclosures of Cash Flow Information:
- --------------------------------------------------
Cash paid during the period for:
  Interest                                           $211,000        $235,000
  Income taxes                                          4,000          43,000

See accompanying notes to condensed consolidated financial statements.

                                       - 4 -

                  EVANS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1. The financial information included herein was prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with those reflected in the 1995 Form 10-K Annual Report filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1995 Form 10-K Annual Report.

The information furnished herein, other than the Condensed Consolidated Balance Sheet as of February 25, 1995, is unaudited and includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Condensed Consolidated Balance Sheet as of February 25, 1995 has been derived from, and does not include all the disclosures contained in the audited financial statements as of and for the year ended February 25, 1995.

2. Because of the seasonal nature of the Company's business, operating results for the first thirteen weeks are not considered to be indicative of the results that may be expected for the full year. Historically, the Company realizes a major portion of its annual revenues and most of its earnings in the fourth quarter of its fiscal year.

3. Common share equivalents were not included in the computation of earnings per share for the thirteen weeks ended May 27, 1995 and May 28, 1994, because the periods resulted in net losses and the effect would be antidilutive.

4. On May 31, 1995, the Company finalized an agreement with a new lender to refinance the existing senior secured debt and provide for the Company's working capital needs. The agreement provides for a three year $23,500,000 credit facility which includes two term loans totalling $2,000,000. The agreement provides for interest at 1.5% and 2% over the base (prime) rate for the revolving facility and the term loans, respectively. The agreement includes provisions which require the maintenance of certain financial covenants (the most restrictive of which is a minimum debt service coverage ratio), prohibit the payment of cash dividends and require a commitment fee of one-third of one percent per annum on the unused portion of the revolving loan. Also, all assets, rights, interest and properties of the Company are pledged as collateral for the revolving and term loan obligations.

5. Approximately $140,000 of employee termination benefits were charged against the restructuring liability during the first quarter of fiscal 1996. As of May 27, 1995, approximately 75 employees had been terminated as part of the restructuring. In

                  EVANS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                         (Unaudited)

addition, approximately $402,000 of costs associated with store closings were charged against the restructuring liability during the first quarter of fiscal 1996.

6. Consistent with the fourth quarter of the prior fiscal year, the credit for income taxes for the current quarter of $734,000 was offset by an increase in the Company's valuation allowance with respect to the future tax benefits of the net operating loss as a result of the uncertainty of their ultimate realization.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at May 27, 1995 were $273,000 as compared to $1,134,000 at February 25, 1995. The decrease was due to cash used in operating activities of $714,000 and cash used in investing activities of $147,000.

The cash used in operating activities was due primarily to the net loss of $1,747,000 and a decrease in accounts payable of $4,307,000, partially offset by a decrease in accounts receivable of $2,150,000 and a decrease in merchandise inventories of $2,320,000.

The cash used in investing activities was due primarily to additions to property and equipment of $157,000, partially offset by proceeds from the sale of property and equipment of $10,000.

Working capital at May 27, 1995 was $16,297,000 as compared to $17,549,000 at February 25, 1995.

On May 31, 1995, the Company finalized an agreement with a new lender to refinance the existing senior secured debt and provide for the Company's working capital needs. The agreement provides for a three year $23,500,000 credit facility which includes two term loans totalling $2,000,000. The agreement provides for interest at 1.5% and 2% over the base (prime) rate for the revolving facility and the term loans, respectively. The agreement includes provisions which require the maintenance of certain financial covenants (the most restrictive of which is a minimum debt service coverage ratio), prohibit the payment of cash dividends and require a commitment fee of one-third of one percent per annum on the unused portion of the revolving loan. Also, all assets, rights, interest and properties of the Company are pledged as collateral for the revolving and term loan obligations.

Results of Operations

Total revenues for the first quarter ended May 27, 1995 increased $859,000 (5.2%) as compared to the same period last year. Fur merchandise sales increased $847,000 (19.4%) due primarily to $1,233,000 in sales associated with leased locations acquired during the fourth quarter of the prior fiscal year, and an increase of $260,000 in sales associated with store closing events at Company-owned locations closed during the first quarter of the current fiscal year. These increases were partially offset by a decrease of $646,000 (15.7%) in sales at comparable locations. Women's ready-to-wear sales decreased $228,000 (3.1%) due primarily to a decrease of $111,000 in sales associated with the closing of the Company's Southlake location in Merrilville, Indiana, during the first quarter, and a decrease of 117,000 (1.7%) at comparable locations. Service revenues increased $240,000 (5.1%) due

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations, continued

primarily to $1,237,000 in sales associated with leased locations acquired during the fourth quarter of fiscal 1995, partially offset by a decrease of $518,000 (12.4%) in sales at comparable locations and a decrease of $480,000 in sales associated with three Company-owned locations closed during the first quarter of the current fiscal year.

Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues for the first quarter were 69.3% as compared to 67.4% for the same period last year. Cost of goods and services sold as a percentage of total revenues increased (54.4% versus 52.5%) due primarily to lower gross margins on fur merchandise sales resulting from higher markdowns and lower initial markup. Buying costs as a percentage of total revenues decreased (2.7% versus 3.5%) due primarily to the closing of the Company's fur inspection office in New York during the first quarter. Occupancy costs as a percentage of total revenues were comparable with prior year levels.

Total selling and general expenses as a percentage of total revenues decreased to 38.3% as compared to 40.3% for the same period last year. Payroll and related fringe benefits as a percentage of total revenues decreased (24.8% versus 25.7%) due primarily to the reduction of staff in various corporate departments as well as management wage reductions which were part of the Company's planned restructuring. Advertising expenses as a percentage of total revenues decreased (6.7% versus 7.1%) due largely to management's efforts to control costs through efficient and selective marketing strategies.

Interest expense increased $63,000 (29.0%) due primarily to higher average long-term borrowings associated with the acquisition of the assets and the assumption of certain liabilities of Gilson, Incorporated during the fourth quarter of the prior fiscal year and short-term borrowings which were outstanding during the first quarter of the current fiscal year.

Other income decreased $30,000 due primarily to a decline in interest income associated with temporary cash investments.

The pre-tax loss for the first quarter of $1,747,000 as compared to $1,624,000 for the same period last year was due largely to the increase in interest expense and the decrease in other income. Consistent with the fourth quarter of the prior fiscal year, the credit for income taxes for the current quarter of $734,000 was offset by an increase in the Company's valuation allowance with respect to the future tax benefits of the net operating loss as a result of the uncertainty of their ultimate realization. The net loss for the first quarter of the prior year of $942,000 was the

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations, continued

result of an income tax credit of $682,000.

                   PART II - OTHER INFORMATION


Item 6.        Exhibit and Report on Form 8-K

(a)  Exhibits


     Exhibit 11.  Computation of earnings per share.


     Exhibit 27.  Financial Data Schedule





(b)  Report on Form 8-K -- A report on form 8-K dated March 3,
1995, was filed by the Company stating that the Company had finalized an agreement with its principal lenders for amendments to its existing revolving credit facility and its senior secured long-term note payable obligations. The amendments established, among other things, for a May 31, 1995 maturity on the revolving credit facility, direct borrowings of $1,400,000 through May 31, 1995 and an agreement by the lenders not to exercise any remedies under the loan agreements with respect to certain potential and unmatured events of default through May 31, 1995.

          Items other than those listed are omitted because they are not required.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





                                    EVANS, INC.







DATE:   July 7, 1995                    PATRICK J. REGAN
                                        PATRICK J. REGAN
                                        President and
                                        Chief Executive Officer



DATE:   July 7, 1995                    WILLIAM E. KOZIEL
                                        WILLIAM E. KOZIEL
                                        Vice President and
                                        Controller

                  EVANS, INC. AND SUBSIDIARIES







          Exhibit                                      Page Nos.







             11                                           13

             27                                           14

                                EXHIBIT 11
                      EVANS, INC. AND SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER SHARE

                                            Thirteen  weeks  ended
                                        --------------------------------
                                         May 27, 1995      May 28, 1994
                                        --------------    --------------
Primary:
- --------
Weighted average shares outstanding         4,918,301         4,918,301

Incremental shares for
 exercise of stock options                    --                127,431
                                        --------------    --------------
Adjusted number of common
  shares outstanding                        4,918,301         5,045,732
                                        ==============    ==============

Net loss                                  $(1,747,000)        $(942,000)
                                        ==============    ==============

 Net loss per share                         $(.36)            $(.19)
                                        ==============    ==============


Fully diluted:
- --------------
Weighted average shares outstanding         4,918,301         4,918,301

Incremental shares for
 exercise of stock options                    --                127,431
                                        --------------    --------------
Adjusted number of common
  shares outstanding                        4,918,301         5,045,732
                                        ==============    ==============

Net loss                                  $(1,747,000)        $(942,000)
                                        ==============    ==============

 Net loss per share                         $(.36)            $(.19)
                                        ==============    ==============

                                       - 13 -