Form 10-Q
period 1995-08-26
EVANS INC
filed 1995-10-10
CIK 33780

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended                        August 26, 1995
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 6, 1995 4,918,301 shares of common stock, $.20 par value, were outstanding.

                   EVANS, INC. AND SUBSIDIARIES

                               INDEX


                                                                  Page No.

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
          August 26, 1995, August 27, 1994
          and February 25, 1995                                      2

          Condensed Consolidated Statements of Operations -
          Thirteen and Twenty-six weeks ended
          August 26, 1995 and August 27, 1994                        3

          Condensed Consolidated Statements of Cash Flows -
          Twenty-six weeks ended August 26, 1995
          and August 27, 1994                                        4

          Notes to Condensed Consolidated Financial Statements     5 - 6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      7 - 9


Part II.  Other Information                                         10

          Signatures                                                11

          Index to Exhibits                                         12

                                PART I.   FINANCIAL INFORMATION
                                  Evans, Inc. and Subsidiaries
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                               Aug. 26, 1995    Aug. 27, 1994    Feb. 25, 1995
                               -------------    -------------    -------------
ASSETS
------
Current assets:
  Cash and cash equivalents     $   160,000      $   160,000      $ 1,134,000
  Accounts receivable (net)      13,547,000       15,410,000       17,105,000
  Merchandise inventories        16,946,000       19,950,000       16,401,000
  Prepaid expenses and
   other assets                     765,000        1,141,000          512,000
  Deferred income taxes                            1,810,000
                               -------------    -------------    -------------
Total current assets             31,418,000       38,471,000       35,152,000
                               -------------    -------------    -------------
Property and equipment           22,893,000       28,263,000       26,489,000
Accumulated depreciation
 and amortization               (12,416,000)     (15,929,000)     (15,885,000)
                               -------------    -------------    -------------
  Net property and equipment     10,477,000       12,334,000       10,604,000
                               -------------    -------------    -------------
Other assets                      2,870,000        1,756,000        3,060,000
Deferred income taxes                              1,300,000
                               -------------    -------------    -------------
                                $44,765,000      $53,861,000      $48,816,000
                               =============    =============    =============
LIABILITIES AND SHAREHOLDERS'EQUITY
-----------------------------------
Current liabilities:
  Notes payable - bank                            $  256,000      $ 1,400,000
  Current portion of
   revolving debt obligations   $ 2,724,000
  Current portion of
   long-term debt                   692,000                           362,000
  Accounts payable                7,279,000        7,829,000        8,911,000
  Accrued liabilities             7,123,000        6,074,000        6,930,000
                               -------------    -------------    -------------
Total current liabilities        17,818,000       14,159,000       17,603,000
                               -------------    -------------    -------------
Non-current portion of
 revolving debt obligations       7,000,000
Long-term debt                    2,612,000        8,565,000        9,653,000
                               -------------    -------------    -------------
Other liabilities                    11,000           28,000           16,000
                               -------------    -------------    -------------
Shareholders'equity:
  Preferred stock,
   3,000,000 shares
   authorized, none issued
  Common stock, 6,333,433
   shares issued                  1,267,000        1,267,000        1,267,000
  Capital in excess of
   par value                     15,660,000       15,660,000       15,660,000
  Retained earnings               4,995,000       18,780,000        9,215,000
                               -------------    -------------    -------------
                                 21,922,000       35,707,000       26,142,000

Treasury stock (1,415,134
 shares at cost)                 (4,598,000)      (4,598,000)      (4,598,000)
                               -------------    -------------    -------------
Total shareholders'equity        17,324,000       31,109,000       21,544,000
                               -------------    -------------    -------------
                                $44,765,000      $53,861,000      $48,816,000
                               =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

                                       - 2 -

                       Evans, Inc. and Subsidiaries
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                          Thirteen weeks ended        Twenty-six weeks ended
                       --------------------------   --------------------------
                        August 26,    August 27,     August 26,    August 27,
                           1995          1994           1995          1994
                       ------------  ------------   ------------  ------------
Net sales              $ 7,999,000   $ 8,608,000    $20,299,000   $20,289,000
Service revenues         4,328,000     3,766,000      9,309,000     8,507,000
                       ------------  ------------   ------------  ------------
                        12,327,000    12,374,000     29,608,000    28,796,000
                       ------------  ------------   ------------  ------------
Costs and expenses:

 Cost of goods and
  services sold, buying
  and occupancy costs    8,978,000     8,969,000     20,956,000    20,040,000
 Selling and
  general expenses       5,396,000     5,778,000     12,021,000    12,403,000
 Provision for
  doubtful accounts        102,000       101,000        250,000       267,000
 Interest expense          324,000       220,000        604,000       437,000
 Other income, net          --            (9,000)        (3,000)      (42,000)
                       ------------  ------------   ------------  ------------
                        14,800,000    15,059,000     33,828,000    33,105,000
                       ------------  ------------   ------------  ------------
Loss before credit
 for income taxes       (2,473,000)   (2,685,000)    (4,220,000)   (4,309,000)

Credit for income taxes     --         1,128,000         --         1,810,000
                       ------------  ------------   ------------  ------------
Net loss               $(2,473,000)  $(1,557,000)   $(4,220,000)  $(2,499,000)
                       ============  ============   ============  ============
Net loss per
 common share              $(.50)        $(.32)         $(.86)        $(.51)
                       ============  ============   ============  ============

Cash dividends
 per common share           --            --             --            --

Weighted average number
 of common shares
 outstanding             4,918,301     4,918,301      4,918,301     4,918,301
                       ============  ============   ============  ============

See accompanying notes to condensed consolidated financial statements.

                                       - 3 -

                                Evans, Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                    Twenty-six weeks ended
                                                ------------------------------
                                                 Aug. 26, 1995   Aug. 27, 1994
                                                --------------  --------------
Cash Flows from Operating Activities:
------------------------------------------------
Net loss                                          $(4,220,000)    $(2,499,000)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                       691,000         713,000
  Provision for doubtful accounts                     250,000         267,000

  Change in assets and liabilities:
    Accounts receivable                             3,308,000       2,621,000
    Merchandise inventories                          (545,000)     (5,788,000)
    Prepaid expenses and other current assets        (253,000)       (157,000)
    Deferred income taxes                                          (1,810,000)
    Other assets                                      100,000         (21,000)
    Accounts payable                               (1,632,000)      1,267,000
    Accrued liabilities                               193,000         935,000
    Other liabilities                                  (5,000)        (41,000)
                                                --------------  --------------
Net cash used in operating activities              (2,113,000)     (4,513,000)

Cash Flows from Investing Activities:
------------------------------------------------
Proceeds from the sale of property and equipment       10,000
Additions to property and equipment                  (484,000)     (1,513,000)
                                                --------------  --------------
Net cash used in investing activities                (474,000)     (1,513,000)

Cash Flows from Financing Activities:
------------------------------------------------
Proceeds from short-term borrowing                  1,654,000         256,000
Principal payments on long-term debt                  (41,000)
                                                --------------  --------------
Net cash used in financing activities               1,613,000         256,000
                                                --------------  --------------
Net decrease in cash and cash equivalents            (974,000)     (5,770,000)
Cash and cash equivalents at beginning of period    1,134,000       5,930,000
                                                --------------  --------------
Cash and cash equivalents at end of period        $   160,000     $   160,000
                                                ==============  ==============

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
Cash paid during the period for:
  Interest                                           $532,000        $438,000
  Income taxes                                         15,000         123,000

See accompanying notes to condensed consolidated financial statements.

                                       - 4 -

                   EVANS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


1. The financial information included herein was prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with those reflected in the 1995 Form 10-K Annual Report filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1994 Form 10-K Annual Report.

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

2. Because of the seasonal nature of the Company's business, operating results for the first twenty-six weeks are not considered to be indicative of the results that may be expected for the full year. Historically, the Company realizes a major portion of its annual revenues and most of its earnings in the fourth quarter of its fiscal year.

3. Common share equivalents were not included in the computation of earnings per share for the thirteen and twenty-six weeks ended August 26, 1995 and August 27, 1994 because these periods resulted in net losses and the effect would be antidilutive.

4. On May 31, 1995, the Company finalized an agreement with a new lender to refinance the existing senior secured debt and provide for the Company's working capital needs. The agreement provides for a three year $23,500,000 credit facility which includes two term loans totaling $2,000,000. The agreement provides for interest at 1.5% and 2% over the base (prime) rate for the revolving facility and the term loans, respectively. The agreement includes provisions which require the maintenance of certain financial covenants (the most restrictive of which is a minimum debt service coverage ratio), prohibit the payment of cash dividends and require a commitment fee of one-third of one percent per annum on the unused portion of the revolving loan. Also, all assets, rights, interest and properties of the Company are pledged as collateral for the revolving and term loan obligations.

                   EVANS, INC. AND SUBSIDIARIES

                            (Unaudited)


5. Approximately $198,000 of employee termination benefits were charged against the restructuring liability during the first twenty-six weeks of fiscal 1996. As of August 26, 1995, seventy-five employees had been terminated as part of the restructuring. In addition, approximately $501,000 of costs associated with store closings were charged against the restructuring liability during the first twenty-six weeks of fiscal 1996.

6. The income tax credits for the second quarter and first six months of $1,038,000 and $1,772,000, respectively, were offset by increases in the Company's valuation allowance with respect to the future tax benefits of the net operating losses as a result of the uncertainty of their ultimate realization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at August 26, 1995 were $160,000 as compared to $1,134,000 at February 25, 1995. The decrease was due to cash used in operating activities of $2,113,000 and cash used in investing activities of $474,000, partially offset by cash provided by financing activities of $1,613,000.

The cash used in operating activities was due primarily to the net loss of $4,220,000 and a decrease in accounts payable of $1,632,000, partially offset by a decrease in accounts receivable of $3,308,000.

The cash used in investing activities was due primarily to additions to property and equipment of $484,000, partially offset by proceeds from the sale of property and equipment of $10,000.

The cash provided by financing activities was largely the result of a net increase in short-term debt of $1,654,000, partially offset by a net decrease in long-term debt of $41,000. The classification of the non-current portion of the revolving debt obligation was based on estimates of availability and projected cash flow for the prospective twelve month period.

Working capital at August 26, 1995 was $13,600,000 as compared to $17,549,000 at February 25, 1995.

On May 31, 1995, the Company finalized an agreement with a new lender to refinance the existing senior secured debt and provide for the Company's working capital needs. The agreement provides for a three year $23,500,000 credit facility which includes two term loans totaling $2,000,000. The agreement provides for interest at 1.5% and 2% over the base (prime) rate for the revolving facility and the term loans, respectively. The agreement includes provisions which require the maintenance of certain financial covenants (the most restrictive of which is a minimum debt service coverage ratio), prohibit the payment of cash dividends and require a commitment fee of one-third of one percent per annum on the unused portion of the revolving loan. Also, all assets, rights, interest and properties of the Company are pledged as collateral for the revolving and term loan obligations.

Results of Operations

Total revenues for the second quarter ended August 26, 1995 decreased $47,000 (0.4%) as compared to the same period last year. Fur merchandise sales decreased $383,000 (11.2%) due primarily to a decrease of $1,200,000 (37.0%) in sales at comparable locations and a decrease of $188,000 in sales associated with three Company-owned locations closed during the first quarter of the current fiscal year, partially offset by $1,005,000 in sales associated with leased locations acquired during the fourth quarter of the prior fiscal year. Women's ready-to-wear sales decreased $226,000 (4.4%) due primarily to a decrease of $299,000 in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

sales associated with the closing of the Company's Southlake location in Merrilville, Indiana, during the first quarter, partially offset by an increase of $73,000 (1.5%) at comparable locations. The increase at comparable locations was largely the result of a $266,000 (5.9%) increase in sales of non-outerwear apparel partially offset by a $193,000 (54.8%) decrease in sales of apparel outerwear. The Company believes that the record setting warm weather experienced in virtually all of its markets from July on adversely impacted the sales of fur and apparel outerwear. As a result, August fur and apparel outerwear sales at comparable locations declined $1,053,000 (50.4%) from the prior year's level. Service revenues increased $562,000 (14.9%) due primarily to $914,000 in sales associated with leased locations acquired during the fourth quarter of fiscal 1995 and an increase of $13,000 (0.4%) in sales at comparable locations, partially offset by a decrease of $365,000 in sales associated with three Company-owned locations closed during the first quarter of the current fiscal year.

Total revenues for the first six months increased $812,000 (2.8%) as compared to the same period last year. Fur merchandise sales increased $464,000 (6.0%) due primarily to $2,238,000 in sales associated with leased locations acquired during the fourth quarter of the prior fiscal year and an increase of $73,000 in sales associated with store closing events at Company-owned locations closed during the first quarter of the current fiscal year. These increases were partially offset by a decrease of $1,847,000 (25.1%) in sales at comparable locations. Women's ready-to-wear sales decreased $454,000 (3.6%) due primarily to a decrease of $410,000 in sales associated with the closing of the Company's Southlake location in Merrilville, Indiana, during the first quarter and a decrease of $44,000 (0.4%) in sales at comparable locations. The decrease at comparable locations was largely due to a $294,000 (19.4%) decrease in sales of apparel outerwear partially offset by a $250,000 (2.4%) increase in sales of non-outerwear apparel. Service revenues increased $802,000 (9.4%) due primarily to $2,151,000 in sales associated with leased locations acquired during the fourth quarter of fiscal 1995, partially offset by a decrease of $844,000 in sales associated with three Company-owned locations closed during the first quarter of the current fiscal year and a decrease of $505,000 (6.7%) in sales at comparable locations.

Costs of goods and services sold, buying and occupancy costs as a percentage of total revenues for the second quarter and first six months increased (72.8% versus 72.5% and 70.8% versus 69.6%, respectively) as compared to the prior year periods. Costs of goods and services sold as a percentage of total revenues for the second quarter decreased (52.2% versus 53.0%) due primarily to improved margins on service revenues resulting from cost reductions. Costs of goods and services sold as a percentage of total revenues for the first six months increased (53.5% versus 52.7%) primarily due to lower gross margins on fur merchandise sales resulting from higher markdowns and lower initial markup during the first quarter. Buying costs as a percentage of total revenues for the second quarter and first six months decreased (3.3% versus 4.3% and 2.9% versus 3.8%, respectively) due primarily to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

the closing of the Company's fur inspection office in New York during the first quarter. Occupancy costs as a percentage of total revenues for the second quarter and first six months increased (17.3% versus 15.2% and 14.3% versus 13.1%, respectively) largely due to higher average rental percentages as compared to the same periods last year.

Selling and general expenses as a percentage of total revenues for the second quarter and first six months decreased (43.8% versus 46.7% and 40.6% versus 43.1%, respectively) as compared to the same periods last year. Payroll and related fringe benefits as a percentage of total revenues for the second quarter and first six months decreased (32.0% versus 32.5% and 28.1% versus 28.9%, respectively) due primarily to the reduction of staff in various corporate departments as well as management wage reductions which were part of the Company's planned restructuring. Advertising expense as a percentage of total revenues for the second quarter and first six months decreased (2.8% versus 5.3% and 5.1% versus 6.3%, respectively) due largely to management's efforts to control costs through efficient and selective marketing strategies.

Interest expense for the second quarter and first six months increased $104,000 (47.3%) and $167,000 (38.2%) respectively, due primarily to higher average short-term borrowings and higher average interest rates as compared with prior year levels.

Other income for the second quarter and first six months decreased $9,000 and $39,000 respectively, due primarily to a decline in interest income associated with temporary cash investments.

The pre-tax loss for the second quarter of $2,473,000 as compared to $2,685,000 for the same period last year was due largely to the decrease in selling and general expenses partially offset by the increase in interest expense. The pre-tax loss for the first six months of $4,220,000 as compared to $4,309,000 for the prior year period was due primarily to the increase in total revenues and the decrease in selling and general expenses, partially offset by the increase in cost of goods sold and occupancy costs, and the increase in interest expense.

The income tax credits for the second quarter and first six months of $1,038,000 and $1,772,000, respectively, were offset by increases in the Company's valuation allowance with respect to the future tax benefits of the net operating loss as a result of the uncertainty of their ultimate realization. Included in the net losses for the second quarter and first six months of the prior fiscal year of $1,557,000 and $2,499,000 respectively were the result of income tax credits of $1,128,000 and $1,810,000.

                PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Part I.  Exhibit  4.3

                    Amendment No. 1 to Loan and Security Agreement between Registrant and Transamerica Business Credit Corporation.

               Exhibit 11.0

                     Computation of earnings per share.



          (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended August 26, 1995.

          Items other than those listed are omitted because they are not required.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.




                                            EVANS, INC.




DATE:   October 6, 1995                 PATRICK J. REGAN
                                        PATRICK J. REGAN
                                        President and
                                        Chief Executive Officer


DATE:   October 6, 1995                 WILLIAM E. KOZIEL
                                        WILLIAM E. KOZIEL
                                        Chief Financial Officer

                   EVANS, INC. AND SUBSIDIARIES






     Exhibit                                            Page No.


       4.3                                              13 - 14



      11.0                                                 15

          AMENDMENT NO. 1 TO LOAN AND SECURITY AGREEMENT

     AMENDMENT NO. 1, dated as of October 3, 1995, between TRANSAMERICA BUSINESS CREDIT CORPORATION ("Lender"), and EVANS, INC. ("Borrower"), and Borrower's wholly-owned Subsidiaries, KOSLOW'S, INC. ("Koslow") and EVANS - ROSENDORF OF MARYLAND, INC. ("Rosendorf") (Koslow and Rosendorf individually, a "Borrowing Subsidiary", and collectively, "Borrowing Subsidiaries").

     Lender and Borrower and Borrowing Subsidiaries are parties to a Loan and Security Agreement, dated as of May 31, 1995 (the "Loan and Security Agreement"). Lender, Borrower and Borrowing Subsidiaries desire to amend the Loan and Security Agreement in certain respects and, accordingly, the parties hereto agree as follows:

     1. Definitions. Except as otherwise provided herein, the terms defined in the Loan and Security Agreement are used herein as defined therein.

     2. Amendments. Effective as of August 16, 1995, the Loan and Security Agreement is amended as follows:

          A.   Section 7.3(E) is amended and restated as follows:

               "(E) At the end of the second Fiscal Quarter of the 1996 Fiscal Year, Average Inventory Days of not more than 300, and at the end of each subsequent Fiscal Quarter, Average Inventory Days of not more than the number set opposite such Fiscal Quarter in the following schedule:

                                            Average
               Fiscal Quarter           Inventory Days

                   First                     240
                   Second                    280
                   Third                     160
                   Fourth                    105

          B.   Section 7.3(G) is amended and restated as follows:

               "(G) (i) at the end of each Fiscal Quarter subsequent to the date hereof, Average Accounts Receivable Days of not more than 210 with respect to Owned Store Sales Accounts, and not more than 45 with respect to Licensed Department Sales Accounts, (ii) at the end of each of the third Fiscal Quarters subsequent to the date hereof, Average Accounts Receivable Days of not more than 115 with respect to Owned Store Service Accounts and not more than 220 with respect to Licensed Department Service Accounts, and (iii) at the end of each of the first, second and fourth Fiscal Quarters subsequent to the date hereof, Average Accounts Receivable Days of not more than 75 with respect to Owned Store Service Accounts, and not more than 85 with respect to Licensed Department Service Accounts.

     3. Representation and Warranty. Borrower and each Borrowing Subsidiary represents and warrants to Lender that the execution and delivery by Borrower and each Borrowing Subsidiary of this Amendment No. 1 are within Borrower's and each Borrowing Subsidiary's corporate power, have been duly authorized by all necessary or proper corporate action, are not in contravention of any provision of Borrower's or either Borrowing Subsidiary's Articles or Certificate of Incorporation or By-Laws, will not violate any law or regulation, or any order or decree of any court or governmental instrumentality, will not conflict with or result in the breach or termination of, constitute a default under, or accelerate any performance required by, any indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower or either Borrowing Subsidiary is a party or by which Borrower or either Borrowing Subsidiary or any of its property is bound and do not require the consent or approval of any governmental body, agency, authority or any other person.

     4. Miscellaneous. Except as herein provided, the Loan and Security Agreement shall remain unchanged and in full force and effect. This Amendment No. 1 may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement. This Amendment No. 1 and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Illinois applicable to contracts made and performed in such state, without regard to the principles thereof regarding conflict of laws, and any applicable laws of the United States of America.

     IN WITNESS WHEREOF, this Amendment No. 1 has been duly executed as of the day and year specified at the beginning hereof.

TRANSAMERICA BUSINESS CREDIT            EVANS, INC.
CORPORATION


By:        Matthew N. McAlpine          By:        Patrick J. Regan
   Name:   Matthew N. McAlpine             Name:   Patrick J. Regan
   Title:  Senior Account Executive        Title:  Chief Executive Officer


                                        KOSLOW'S, INC.

                                        By:        Patrick J. Regan
                                           Name:   Patrick J. Regan
                                           Title:  Chief Executive Officer


                                        EVANS-ROSENDORF OF
                                        MARYLAND, INC.

                                        By:        Patrick J. Regan
                                           Name:   Patrick J. Regan
                                           Title:  Chief Executive Officer

                                  EXHIBIT 11
                         EVANS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE


                           Thirteen weeks ended        Twenty-six weeks ended
                        --------------------------   --------------------------
                         August 26,    August 27,     August 26,    August 27,
                            1995          1994           1995          1994
                        ------------  ------------   ------------  ------------
        Primary:
------------------------
Weighted average
 shares outstanding       4,918,301     4,918,301      4,918,301     4,918,301

Incremental shares
 for exercise of
 stock options               --           116,734         --           122,325
                        ------------  ------------   ------------  ------------
Adjusted number
 of common shares
 outstanding              4,918,301     5,035,035      4,918,301     5,040,626
                        ============  ============   ============  ============

Net loss                $(2,473,000)  $(1,557,000)   $(4,220,000)  $(2,499,000)
                        ============  ============   ============  ============

 Net loss per share        $(.50)        $(.31)         $(.86)        $(.50)
                        ============  ============   ============  ============


     Fully diluted:
------------------------
Weighted average
 shares outstanding       4,918,301     4,918,301      4,918,301     4,918,301

Incremental shares
 for exercise of
 stock options               --           116,734         --           122,325
                        ------------  ------------   ------------  ------------
Adjusted number
 of common shares
 outstanding              4,918,301     5,035,035      4,918,301     5,040,626
                        ============  ============   ============  ============

Net loss                $(2,473,000)  $(1,557,000)   $(4,220,000)  $(2,499,000)
                        ============  ============   ============  ============

 Net loss per share        $(.50)        $(.31)         $(.86)        $(.50)
                        ============  ============   ============  ============

                                       - 15 -