Form 10-Q
period 1995-11-25
EVANS INC
filed 1996-01-09
CIK 33780

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended                       November 25, 1995
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of January 5, 1996 4,918,301 shares of common stock, $.20 par value, were outstanding.

                   EVANS, INC. AND SUBSIDIARIES

                               INDEX


                                                                  Page No.

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
          November 25, 1995, November 26, 1994
          and February 25, 1995                                      2

          Condensed Consolidated Statements of Operations -
          Thirteen and Thirty-nine weeks ended
          November 25, 1995 and November 26, 1994                    3

          Condensed Consolidated Statements of Cash Flows -
          Thirty-nine weeks ended November 25, 1995
          and November 26, 1994                                      4

          Notes to Condensed Consolidated Financial Statements       5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      6 - 8


Part II.  Other Information                                          9

          Signatures                                                10

          Index to Exhibits                                         11

                                PART I.   FINANCIAL INFORMATION
                                  Evans, Inc. and Subsidiaries
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                               November 25,     November 26,     February 25,
                                   1995             1994             1995
                               -------------    -------------    -------------
ASSETS
------
Current assets:
  Cash and cash equivalents     $ 1,600,000      $ 2,376,000      $ 2,790,000
  Accounts receivable (net)      18,451,000       17,297,000       17,105,000
  Merchandise inventories        27,918,000       26,408,000       16,401,000
  Prepaid expenses and
   other assets                     450,000          777,000          512,000
  Deferred income taxes                              789,000
                               -------------    -------------    -------------
Total current assets             48,419,000       47,647,000       36,808,000
                               -------------    -------------    -------------
Property and equipment           23,208,000       28,210,000       26,489,000
Accumulated depreciation
 and amortization               (12,703,000)     (16,288,000)     (15,885,000)
                               -------------    -------------    -------------
  Net property and equipment     10,505,000       11,922,000       10,604,000
                               -------------    -------------    -------------
Other assets                      3,539,000        1,741,000        3,060,000
Deferred income taxes                              1,300,000
                               -------------    -------------    -------------
                                $62,463,000      $62,610,000      $50,472,000
                               =============    =============    =============
LIABILITIES AND SHAREHOLDERS'EQUITY
-----------------------------------
Current liabilities:
  Notes payable - bank                            $7,805,000      $ 1,400,000
  Current portion of
   revolving debt obligations   $ 4,860,000
  Current portion of
   long-term debt                 1,042,000                           362,000
  Accounts payable               22,409,000       12,234,000       10,567,000
  Accrued liabilities             8,211,000        6,340,000        6,930,000
                               -------------    -------------    -------------
Total current liabilities        36,522,000       26,379,000       19,259,000
                               -------------    -------------    -------------
Non-current portion of
 revolving debt obligations       7,000,000
Long-term debt                    2,180,000        8,565,000        9,653,000
                               -------------    -------------    -------------
Other liabilities                    11,000           19,000           16,000
                               -------------    -------------    -------------
Shareholders'equity:
  Preferred stock,
   3,000,000 shares
   authorized, none issued
  Common stock, 6,333,433
   shares issued                  1,267,000        1,267,000        1,267,000
  Capital in excess of
   par value                     15,660,000       15,660,000       15,660,000
  Retained earnings               4,421,000       15,318,000        9,215,000
                               -------------    -------------    -------------
                                 21,348,000       32,245,000       26,142,000

Treasury stock (1,415,134
 shares at cost)                 (4,598,000)      (4,598,000)      (4,598,000)
                               -------------    -------------    -------------
Total shareholders'equity        16,750,000       27,647,000       21,544,000
                               -------------    -------------    -------------
                                $62,463,000      $62,610,000      $50,472,000
                               =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

                                       - 2 -

                       Evans, Inc. and Subsidiaries
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                          Thirteen weeks ended        Thirty-nine weeks ended
                       --------------------------   --------------------------
                       November 26,  November 26,   November 25,  November 26,
                           1995          1994           1995          1994
                       ------------  ------------   ------------  ------------
Net sales              $23,034,000   $19,699,000    $43,333,000   $39,988,000
Service revenues         1,682,000     1,060,000     10,991,000     9,567,000
                       ------------  ------------   ------------  ------------
                        24,716,000    20,759,000     54,324,000    49,555,000
                       ------------  ------------   ------------  ------------
Costs and expenses:

 Cost of goods and
  services sold, buying
  and occupancy costs   15,377,000    14,279,000     36,333,000    34,319,000
 Selling and
  general expenses       9,314,000     8,423,000     21,335,000    20,826,000
 Provision for
  doubtful accounts        189,000       155,000        439,000       422,000
 Interest expense          412,000       344,000      1,016,000       781,000
 Other income, net          (2,000)       (1,000)        (5,000)      (43,000)
                       ------------  ------------   ------------  ------------
                        25,290,000    23,200,000     59,118,000    56,305,000
                       ------------  ------------   ------------  ------------
Loss before
 (provision) credit
 for income taxes         (574,000)   (2,441,000)    (4,794,000)   (6,750,000)

(Provision) credit
 for income taxes           --        (1,021,000)        --           789,000
                       ------------  ------------   ------------  ------------
Net loss               $  (574,000)  $(3,462,000)   $(4,794,000)  $(5,961,000)
                       ============  ============   ============  ============
Net loss per
 common share              $(.12)        $(.70)         $(.97)       $(1.21)
                       ============  ============   ============  ============

Cash dividends
 per common share           --            --             --            --

Weighted average number
 of common shares
 outstanding             4,918,301     4,918,301      4,918,301     4,918,301
                       ============  ============   ============  ============

See accompanying notes to condensed consolidated financial statements.

                                       - 3 -

                                Evans, Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                   Thirty-nine weeks ended
                                                ------------------------------
                                                 Aug. 26, 1995   Aug. 27, 1994
                                                --------------  --------------
Cash Flows from Operating Activities:
------------------------------------------------
Net loss                                          $(4,794,000)    $(5,961,000)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                     1,043,000       1,095,000
  Provision for doubtful accounts                     439,000         421,000

  Change in assets and liabilities:
    Accounts receivable                            (1,785,000)        580,000
    Merchandise inventories                       (11,517,000)    (12,246,000)
    Prepaid expenses and other current assets          62,000         207,000
    Deferred income taxes                                            (789,000)
    Other assets                                     (661,000)        (30,000)
    Accounts payable                               11,842,000       4,794,000
    Accrued liabilities                             1,281,000       1,201,000
    Other liabilities                                  (5,000)        (50,000)
                                                --------------  --------------
Net cash used in operating activities              (4,095,000)    (10,778,000)

Cash Flows from Investing Activities:
------------------------------------------------
Proceeds from the sale of property and equipment       10,000
Additions to property and equipment                  (772,000)     (1,459,000)
                                                --------------  --------------
Net cash used in investing activities                (762,000)     (1,459,000)

Cash Flows from Financing Activities:
------------------------------------------------
Proceeds from short-term borrowing                  4,140,000       7,805,000
Principal payments on long-term debt                 (473,000)
                                                --------------  --------------
Net cash used in financing activities               3,667,000       7,805,000
                                                --------------  --------------
Net decrease in cash and cash equivalents          (1,190,000)     (4,432,000)
Cash and cash equivalents at beginning of period    2,790,000       6,808,000
                                                --------------  --------------
Cash and cash equivalents at end of period        $ 1,600,000     $ 2,376,000
                                                ==============  ==============

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
Cash paid during the period for:
  Interest                                           $916,000        $737,000
  Income taxes                                         32,000         143,000

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

      Certain reclassifications have been made to the Condensed Consolidated Balance Sheets for fiscal 1995 to conform to the presentation for fiscal 1996. Such reclassifications did not effect the previously reported results.

2. Because of the seasonal nature of the Company's business, operating results for the first thirty-nine weeks are not considered to be indicative of the results that may be expected for the full year. Historically, the Company realizes a major portion of its annual revenues and most of its earnings in the fourth quarter of its fiscal year.

3. Common share equivalents were not included in the computation of earnings per share for the thirteen and thirty-nine weeks ended November 25, 1995 and November 26, 1994 because these periods resulted in net losses and the effect would be antidilutive.

4. Approximately $241,000 of employee termination benefits were charged against the restructuring liability during the first thirty-nine weeks of fiscal 1996. As of November 25, 1995, eighty-one employees had been terminated as part of the restructuring. In addition, approximately $501,000 of costs associated with store closings were charged against the restructuring liability during the first thirty-nine weeks of fiscal 1996.

5. The income tax credits for the third quarter and first nine months of $241,000 and $2,013,000, respectively, were offset by increases in the Company's valuation allowance with respect to the future tax benefits of the net operating losses as a result of theuncertainty of their ultimate realization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at November 25, 1995 were $1,600,000 as compared to $2,790,000 at February 25, 1995. The decrease was due to cash used in operating activities of $4,095,000 and cash used in investing activities of $762,000, partially offset by cash provided by financing activities of $3,667,000.

The cash used in operating activities was due primarily to the net loss of $4,794,000 and an increase in merchandise inventories of $11,517,000 due to the seasonal nature of the Company's business, partially offset by an increase in accounts payable of $11,842,000 due primarily to the increase in merchandise inventories.

The cash used in investing activities was due primarily to additions to property and equipment of $772,000, partially offset by proceeds from the sale of property and equipment of $10,000.

The cash provided by financing activities was largely the result of a net increase in short-term debt of $4,140,000, partially offset by a net decrease in long-term debt of $473,000. The classification of the non-current portion of the revolving debt obligation was based on estimates of availability and projected cash flow for the prospective twelve month period.

Working capital at November 25, 1995 was $11,897,000 as compared to $17,549,000 at February 25, 1995.

The revolving line of credit which expires May 31, 1998 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures during fiscal 1996.

Results of Operations

Total revenues for the third quarter ended November 25, 1995 increased $3,957,000 (19.1%) as compared to the same period last year. Fur merchandise sales increased $4,601,000 (39.7%) due primarily to $5,081,000 in sales associated with leased locations acquired during the fourth quarter of the prior fiscal year, and an increase of $161,000 (1.5%) in sales at comparable locations, partially offset by a decrease of $641,000 in sales associated with three Company-owned locations closed during the first quarter of the current fiscal year. The Company believes that the onset of cold weather experienced in virtually all of its markets during the month of November favorably impacted the sales of fur merchandise. As a result, November fur merchandise sales at comparable locations increased $1,454,000 (30.1%) as compared to the same period last year. Women's ready-to-wear sales decreased $1,266,000 (15.6%) due primarily to a decrease of $822,000 (10.7%) in sales at comparable locations and $444,000 in sales associated with the closing of the Company's Southlake location in Merrilville, Indiana, during the first quarter. Service revenues increased $622,000 (58.7%) due primarily to $747,000 in sales associated with leased locations acquired during the fourth quarter of fiscal 1995 and an increase

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations, continued

of $12,000 (1.3%) in sales at comparable locations, partially offset by a decrease of $137,000 in sales associated with three Company-owned locations closed during the first quarter of the current fiscal year.

Total revenues for the first nine months increased $4,769,000 (9.6%) as compared to the same period last year. Fur merchandise sales increased $5,065,000 (26.1%) due primarily to $7,319,000 in sales associated with leased locations acquired during the fourth quarter of the prior fiscal year, partially offset by a decrease of $1,686,000 (9.2%) in sales at comparable locations and a decrease of $568,000 in sales associated with three Company-owned locations closed during the first quarter of the current fiscal year. Women's ready-to-wear sales decreased $1,720,000 (8.3%) due primarily to a decrease of $866,000 (4.5%) in sales at comparable locations and a decrease of $854,000 in sales associated with the closing of the Company's Southlake location in Merrilville, Indiana, during the first quarter. Service revenues increased $1,424,000 (14.9%) due primarily to $2,898,000 in sales associated with leased locations acquired during the fourth quarter of fiscal 1995, partially offset by a decrease of $981,000 in sales associated with three Company-owned locations closed during the first quarter of the current fiscal year and a decrease of $493,000 (5.8%) in sales at comparable locations.

Costs of goods and services sold, buying and occupancy costs as a percentage of total revenues for the third quarter and first nine months decreased (62.2% versus 68.8% and 66.9% versus 69.3%, respectively) as compared to the prior year periods. Costs of goods and services sold as a percentage of total revenues for the third quarter decreased (49.0% versus 55.2%) due primarily to improved margins on sales of fur merchandise. Costs of goods and services sold as a percentage of total revenues for the first nine months decreased (51.4% versus 53.7%) primarily due to improved margins on fur merchandise sales and service revenues. Buying costs as a percentage of total revenues for the third quarter and first nine months decreased (2.0% versus 2.8% and 2.5% versus 3.4%, respectively) due primarily to the closing of the Company's fur inspection office in New York during the first quarter. Occupancy costs as a percentage of total revenues for the third quarter and first nine months increased (11.3% versus 10.9% and 12.9% versus 12.2%, respectively) largely due to higher average rental percentages as compared to the same periods last year.

Selling and general expenses as a percentage of total revenues for the third quarter and first nine months decreased (37.7% versus 40.6% and 39.3% versus 42.0%, respectively) as compared to the same periods last year due primarily to cost reductions initiated at the end of the prior fiscal year as part of the Company's planned restructuring. Payroll and related fringe benefits as a percentage of total revenues for the third quarter and first nine months decreased (18.6% versus 22.5% and 23.8% versus 26.2%, respectively) due primarily to the reduction of staff in various corporate departments as well as management wage reductions which were part of the Company's restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Interest expense for the third quarter and first nine months increased $68,000 (19.8%) and $235,000 (30.1%) respectively, due primarily to higher average short-term borrowings and higher average interest rates as compared with prior year levels.

Other income for the third quarter was comparable with the prior year. Other income for the first nine months decreased $38,000 due primarily to a decline in interest income associated with temporary cash investments.

The lower pre-tax loss for the third quarter of $574,000 as compared to $2,441,000 for the same period last year was due largely to the increase in total revenues and related gross margins as well as the cost reductions achieved as part of the Company's restructuring initiated at the end of fiscal 1995, partially offset by the increase in interest expense. The lower pre-tax loss for the first nine months of $4,794,000 as compared to $6,750,000 for the prior year period was due primarily to the increase in total revenues and related gross margins and the cost reductions achieved through the Company's restructuring, partially offset by the increase in occupancy costs and interest expense.

The income tax credits for the third quarter and first nine months of $241,000 and $2,013,000, respectively, were offset by increases in the Company's valuation allowance with respect to the future tax benefits of the net operating loss as a result of the uncertainty of their ultimate realization. The net loss of $3,462,000 for the third quarter of the prior fiscal year included a reversal of tax benefits which were recorded in the two previous quarters of $1,021,000. The net loss of $5,961,000 for the first nine months of the prior fiscal year included an income tax credit of $789,000.

                          PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            Part I.  Exhibit  4.4

                        Amendment No. 2 to Loan and Security Agreement between Registrant and Transamerica Business Credit Corporation.

                    Exhibit 4.5

                        Amendment No. 3 to Loan and Security Agreement between Registrant and Transamerica Business Credit Corporation.

                    Exhibit 11.0

                         Computation of earnings per share.



            (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended November 25, 1995.

            Items other than those listed are omitted because they are not required.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.




                                                 EVANS, INC.




DATE:   January 5, 1996                    PATRICK J. REGAN
                                           PATRICK J. REGAN
                                           President and
                                           Chief Executive Officer


DATE:   January 5, 1996                    WILLIAM E. KOZIEL
                                           WILLIAM E. KOZIEL
                                           Chief Financial Officer

                         EVANS, INC. AND SUBSIDIARIES






      Exhibit                                                      Page No.


        4.4                                                        12 - 14


        4.5                                                        15 - 17


       11.0                                                           18

                AMENDMENT NO. 2 TO LOAN AND SECURITY AGREEMENT

      AMENDMENT NO. 2, dated as of November 20, 1995, between TRANSAMERICA BUSINESS CREDIT CORPORATION ("Lender"), and EVANS, INC. ("Borrower"), and Borrower's wholly-owned Subsidiaries, KOSLOW'S, INC. ("Koslow") and EVANS - ROSENDORF OF MARYLAND, INC. ("Rosendorf") (Koslow and Rosendorf individually, a "Borrowing Subsidiary", and collectively, "Borrowing Subsidiaries").

      Lender and Borrower and Borrowing Subsidiaries are parties to a Loan and Security Agreement, dated as of May 31, 1995, as amended by Amendment No. 1 to Loan and Security Agreement, dated as of October 3, 1995 (the "Loan and Security Agreement"). Lender, Borrower and Borrowing Subsidiaries desire to amend the Loan and Security Agreement in certain respects and, accordingly, the parties hereto agree as follows:

      1. Definitions. Except as otherwise provided herein, the terms defined in the Loan and Security Agreement are used herein as defined therein.

      2. Amendments. Subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, the Loan and Security Agreement is amended as follows:

            A. Effective as of November 20, 1995, the definitions of "Maximum Facility Amount" and "Maximum Revolving Loan" in Section 1.1 are amended and restated as follows:

                  Maximum Facility Amount: Twenty-Four Million, Five Hundred Thousand Dollars ($24,500,000) during the period beginning on November 20, 1995, and ending on the earlier of December 31, 1995, or the date on which Borrower sells its leasehold estate in the Real Property commonly described as 36 South State Street, Chicago, Illinois, and Twenty-Three Million, Five Hundred Thousand Dollars ($23,500,000) at all times thereafter.

                  Maximum Revolving Loan: Twenty-Two Million, Five Hundred Thousand Dollars ($22,500,000) during the period beginning on November 20, 1995, and ending on the earlier of December 31, 1995, or the date on which Borrower sells its leasehold estate in the Real Property commonly described as 36 South State Street, Chicago, Illinois, and Twenty-One Million, Five Hundred Thousand Dollars ($21,500,000) at all times thereafter.

            B. Effective as of November 20, 1995, the definition of "Borrowing Base" in section 3.1 is amended and restated as follows:

                  The "Borrowing Base" shall mean, at any particular time, an amount equal to the lesser of the Maximum Revolving Loan, or the sum of the following:

                        (i) Seventy-five percent (75%) (an "Advance Rate") of Eligible Owned Store Sales Accounts; plus

                        (ii) Eighty percent (80%) (an "Advance Rate") of Eligible Licensed Department Sales Accounts, plus

                        (iii) Fifty percent (50%) (an "Advance Rate") of Eligible Owned Store Service Accounts and Eligible Licensed Department Service Accounts, plus

                        (iv) The lesser of (x) Twelve Million Dollars ($12,000,000) during the months of January, February, March and April, and Thirteen Million Dollars ($13,000,000) during the months of May, June, July, August, September, October, November and December, except Fourteen Million Dollars ($14,000,000) during the period beginning on November 20, 1995, or the date on which Borrower sells its leasehold estate in the Real Property commonly described as 36 South State Street, Chicago, Illinois, or (y) the sum of the following:

                                    (A)   Thirty-five percent (35%) (an
"Advance Rate") of Eligible Apparel Inventory during the months of January, February, March and April, and forty percent (40%) (an "Advance Rate") of Eligible Apparel Inventory during the months of May, June, July, August, September, October, November and December; plus

                                    (B)   Fifty-five percent (55%) (an
"Advance Rate") of Eligible Fur Inventory during the months of January, February, March and April, and sixty percent (60%) (an "Advance Rate") of Eligible Fur Inventory during the months of May, June, July, August, September, October, November and December.

      3. Conditions Precedent. This Amendment No. 2 shall become effective upon the satisfaction of the following conditions precedent:

            3.1 Execution and Delivery of Amendment No. 2. This Amendment No. 2 or counterparts thereof shall have been duly executed and delivered to Lender, Borrower and Borrowing Subsidiaries.

            3.2 Replacement Revolving Credit Note. Borrower and Borrowing Subsidiaries shall have executed and delivered to Lender a replacement Revolving Credit Note in the form attached hereto as Exhibit A.

      Upon the satisfaction of the foregoing conditions precedent, Lender shall mark the original Revolving Credit Note dated May 31, 1995, in the principal amount of $21,500,000, "replaced by Revolving Credit Note dated November 20, 1995", and shall deliver same to Borrower and Borrowing Subsidiaries.

      4. Representation and Warranty. Borrower and each Borrowing Subsidiary represents and warrants to Lender that the execution and delivery by Borrower and each Borrowing Subsidiary of this Amendment No. 2 are within Borrower's and each Borrowing Subsidiary's corporate power, have been duly authorized by all necessary or proper corporate action, are not in contravention of any provision of Borrower's or either Borrowing Subsidiary's Articles or Certificate of Incorporation or By-Laws, will not violate any law or regulation, or any order or decree of any court or governmental instrumentality, will not conflict with or result in the breach or termination of, constitute a default under, or accelerate any performance required by, any indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower or either Borrowing Subsidiary is a party or by which Borrower or either Borrowing Subsidiary or any of its property is bound and do not require the consent or approval of any governmental body, agency, authority or any other person.

      5. Miscellaneous. Except as herein provided, the Loan and Security Agreement shall remain unchanged and in full force and effect. This Amendment No. 2 may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement. This Amendment No. 2 and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Illinois applicable to contracts made and performed in such state, without regard to the principles thereof regarding conflict of laws, and any applicable laws of the United States of America.

      IN WITNESS WHEREOF, this Amendment No. 2 has been duly executed as of the day and year specified at the beginning hereof.

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


                                                KOSLOW'S, INC.

                                                By:        Patrick J. Regan
                                                   Name:   Patrick J. Regan
                                                   Title:  Chief Executive
                                                           Officer


                                                EVANS-ROSENDORF OF
                                                MARYLAND, INC.

                                                By:        Patrick J. Regan
                                                   Name:   Patrick J. Regan
                                                   Title:  Chief Executive
                                                           Officer

                AMENDMENT NO. 3 TO LOAN AND SECURITY AGREEMENT

      AMENDMENT NO. 3, dated as of January 5, 1996, between TRANSAMERICA BUSINESS CREDIT CORPORATION ("Lender"), and EVANS, INC. ("Borrower"), and Borrower's wholly-owned Subsidiaries, KOSLOW'S, INC. ("Koslow") and EVANS - ROSENDORF OF MARYLAND, INC. ("Rosendorf") (Koslow and Rosendorf individually, a "Borrowing Subsidiary", and collectively, "Borrowing Subsidiaries").

      Lender and Borrower and Borrowing Subsidiaries are parties to a Loan and Security Agreement, dated as of May 31, 1995, as amended by Amendment No. 1 to Loan and Security Agreement, dated as of October 3, 1995, and by Amendment No. 2 to Loan and Security Agreement, dated as of November 20, 1995 (the "Loan and Security Agreement"). Lender, Borrower and Borrowing Subsidiaries desire to amend the Loan and Security Agreement in certain respects and, accordingly, the parties hereto agree as follows:

      1. Definitions. Except as otherwise provided herein, the terms defined in the Loan and Security Agreement are used herein as defined therein.

      2. Amendments. Effective as of November 22, 1995, The Loan and Security Agreement is amended as follows:

      A.    Section 7.3(B) is amended and restated as follows:

                  "(B)  A Fixed Charge Coverage Ratio equal to or greater than
(i) 0.38 to 1.0 for the third Fiscal Quarter of the 1996 Fiscal Year, (ii) 0.8 to 1.0 for the third Fiscal Quarter of the 1997 Fiscal Year, and (iii) 1.6 to
1.0 for the third Fiscal Quarter of the 1998 Fiscal Year."

      B.    Section 7.3(E) is amended and restated as follows:

                  "(E) At the end of the second Fiscal Quarter of the 1996 Fiscal Year, Average Inventory Days of not more than 300, at the end of the third Fiscal Quarter of the 1996 Fiscal Year, Average Inventory Days of not more than 166, and at the end of each subsequent Fiscal Quarter, Average Inventory Days of not more than the number set opposite such Fiscal Quarter in the following schedule:

                  Fiscal Quarter                Average Inventory Days

                      First                              240

                      Second                             280

                      Third                              160

                      Fourth                             105"

            C.    Section 7.3(H) is amended and restated as follows:

                  "(H) At the end of the second Fiscal Quarter of the 1996 Fiscal Year, Average Accounts Payable Days of not more than 100, at the end of the third Fiscal Quarter of the 1996 Fiscal Year, Average Accounts Payable Days of not more than 110, and at the end of each Fiscal Quarter thereafter, Average Accounts Payable Days of not more than the number set opposite such Fiscal Quarter in the following schedule:

                  Fiscal Quarter          Average Accounts Payable Days

                      First                            88

                      Second                          100

                      Third                            88

                      Fourth                           83"

      3. Marketing Consultant. Borrower has informed Lender that it intends to retain BGA Consultants, or other nationally recognized retail industry consultant reasonably acceptable to Borrower and Lender, to advise and consult with Borrower with respect to the development and implementation of marketing strategies to reduce the inventory levels of Borrower and Borrowing Subsidiaries. Borrower shall promptly retain such consultant.

      4. Sale of Real Property. Borrower shall exercise its best efforts to sell the State Street Property and the Texas Property.

      5. Representation and Warranty. Borrower and each Borrowing Subsidiary represents and warrants to Lender that the execution and delivery by Borrower and each Borrowing Subsidiary of this Amendment No. 3 are within Borrower's and each Borrowing Subsidiary's corporate power, have been duly authorized by all necessary or proper corporate action, are not in contravention of any provision of Borrower's or either Borrowing Subsidiary's Articles or Certificate of Incorporation or By-Laws, will not violate any law or regulation, or any order or decree of any court or governmental instrumentality, will not conflict with or result in the breach or termination of, constitute a default under, or accelerate any performance required by, any indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower or either Borrowing Subsidiary is a party or by which Borrower or either Borrowing Subsidiary or any of its property is bound and do not require the consent or approval of any governmental body, agency, authority or any other person.

      6. Miscellaneous. Except as herein provided, the Loan and Security Agreement shall remain unchanged and in full force and effect. This Amendment No. 3 may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement. This Amendment No. 3 and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Illinois applicable to contracts made and performed in such state, without regard to the principles thereof regarding conflict of laws, and any applicable laws of the United States of America.

      IN WITNESS WHEREOF, this Amendment No. 3 has been duly executed as of the day and year specified at the beginning hereof.

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


                                                KOSLOW'S, INC.

                                                By:        Patrick J. Regan
                                                   Name:   Patrick J. Regan
                                                   Title:  Chief Executive
                                                           Officer


                                                EVANS-ROSENDORF OF
                                                MARYLAND, INC.

                                                By:        Patrick J. Regan
                                                   Name:   Patrick J. Regan
                                                   Title:  Chief Executive
                                                           Officer

                                  EXHIBIT 11
                         EVANS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE


                           Thirteen weeks ended       Thirty-nine weeks ended
                        --------------------------   --------------------------
                        November 25,  November 26,   November 25,  November 26,
                            1995          1994           1995          1994
                        ------------  ------------   ------------  ------------
        Primary:
------------------------
Weighted average
 shares outstanding       4,918,301     4,918,301      4,918,301     4,918,301

Incremental shares
 for exercise of
 stock options               --            95,757         --           113,152
                        ------------  ------------   ------------  ------------
Adjusted number
 of common shares
 outstanding              4,918,301     5,014,058      4,918,301     5,031,453
                        ============  ============   ============  ============

Net loss                  $(574,000)  $(3,462,000)   $(4,794,000)  $(5,961,000)
                        ============  ============   ============  ============

 Net loss per share        $(.12)        $(.69)         $(.97)        $(1.18)
                        ============  ============   ============  ============


     Fully diluted:
------------------------
Weighted average
 shares outstanding       4,918,301     4,918,301      4,918,301     4,918,301

Incremental shares
 for exercise of
 stock options               --           106,998         --           121,412
                        ------------  ------------   ------------  ------------
Adjusted number
 of common shares
 outstanding              4,918,301     5,025,299      4,918,301     5,039,713
                        ============  ============   ============  ============

Net loss                  $(574,000)  $(3,462,000)   $(4,794,000)  $(5,961,000)
                        ============  ============   ============  ============

 Net loss per share        $(.12)        $(.69)         $(.97)        $(1.18)
                        ============  ============   ============  ============

                                      - 18 -