Form 10-K
period 1996-03-02
EVANS INC
filed 1996-05-31
CIK 33780

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 2, 1996, Commission File No. 0-1500
                                  Evans, Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                             36-1050870
(State of other jurisdiction of             (I.R.S. Employer
 incorporation or organization)                 Identification No.)

36 South State Street, Chicago, Illinois           60603
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code     (312) 855-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.20 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject
to such filing requirements for the past  90 days.  Yes  X    No

The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $5,103,000.
For purposes of this calculation, all directors and officers of the Registrant have been considered to be affiliates.

As of May 22, 1996, 4,918,301 shares of the Registrant's common stock were outstanding.

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on July 30, 1996 are incorporated into Parts I and III of this Form 10-K.

                                   PART I

Item 1.  Business

Evans, Inc. (together with its subsidiaries, hereinafter "Evans" or the "Company"), founded in 1929, was conducted by a predecessor and affiliates until 1963 when the Company was incorporated under Delaware law. Evans' executive offices are located at its main store at 36 South State Street, Chicago, Illinois 60603 and its telephone number is (312) 855-2000.

Evans is a retailer of fur apparel, cloth coats and suits, dresses, sportswear, and related items and services. Fur apparel is carried in all Company-owned stores, excluding the two Evans Woman locations, while women's ready-to-wear apparel is carried in the 10 Chicago area Evans and Evans Woman stores. Company stores are located in Metropolitan Chicago, Austin, Dallas, and Washington D.C. areas. The Company operated leased departments in 54 locations in 8 major department store chains located in major metropolitan areas throughout the eastern half of the United States.

The Company's Black Diamond mink trademark is registered in the United States Patent and Trademark Office and in the trademark offices of 18 other countries. Black Diamond mink is known as a luxurious fur made from among the finest and darkest natural ranch mink. All Company owned stores, as well as most of the leased fur salons, market Black Diamond fashions. The Company has licensed the Black Diamond mink trademark in Canada.

Evans intends to continue its business activities as described above in the future.

Buying is conducted by buyers and merchandising personnel in the open market under competitive conditions.

Compliance with federal, state and local regulations relating to the protection of the environment had no material effect upon the capital expenditures, earnings or competitive position of Evans. Fur apparel sold by Evans does not include any so-called "endangered species" and is primarily ranch bred for apparel purposes.

Evans employs regularly on a full or part-time basis approximately 825 employees whose number increases during the Christmas season to a peak of approximately 1,050.

Evans' business is seasonal in nature and historically realizes a major portion of its annual revenues in the second half and most of its earnings in the fourth quarter of its fiscal year. This seasonality results in an increase in short-term borrowings in the beginning of the third quarter which continues well into the second half of the year due to increased inventories and accounts receivable during such period.

During January, 1995, the Company, through an acquisition, opened four leased locations in the Minneapolis metropolitan area at Dayton's and eighteen locations within the Hudson's stores in Michigan, both of which are divisions of the Dayton Hudson Corporation, as well as three leased locations with Rich's in the Atlanta metropolitan area and two locations with Goldsmith's in Memphis, both being divisions of Federated Department Stores, Inc. Also, in September, 1995, the Company opened an additional leased location in the new Marshall Fields store in Northbrook, Illinois.

During fiscal 1996, the Company closed its Evans stores in Merrillville, Indiana and Schaumburg, Illinois as well as its Koslow's stores in San Antonio and Fort Worth, Texas. Also, in December, 1995, Federated Department Stores, Inc. closed its downtown store in Pittsburgh, Pennsylvania in which the Company operated a leased location.

During the first quarter of fiscal 1997, Strawbridge & Clothier announced that it was being acquired by The May Department Stores Company. Strawbridge & Clothier subsequently notified the Company of its desire to terminate the Company's license agreement. As of June 15, 1996, the Company will close its one leased location at Strawbridge & Clothier, but will continue its fur service business in the Philadelphia area through an agreement with a local service facility.

The Company offers retail customers a program of fur services, including cleaning, storage, repair, restyling and insurance. The Company provides storage for approximately 125,000 fur garments annually, primarily at facilities in its retail locations. Repair and restyling services are usually performed by Company personnel. Information regarding the percentage composition of the total revenues of the Company during the periods indicated is set forth below:

                                          For the Year Ended
                          ---------------------------------------------------
                          Mar. 2,   Feb. 25,   Feb. 26,   Feb. 27,   Feb. 29,
                           1996       1995       1994       1993       1992
                          ------     ------     ------     ------     ------
Retail Fur Operations:
Company-owned Stores       19.0%      22.8%      28.6%      27.7%      31.9%
Leased                     40.1       30.5       27.7       31.0       25.6
Fur Service                14.4       13.4       10.6       11.4       12.8
Wholesale and
 Catalog Sales                                    0.6        1.4        3.3
                          ------     ------     ------     ------     ------
Subtotal                   73.5       66.7       67.5       71.5       73.6

Women's Ready-To-Wear
 and Accessories           26.5       33.3       32.5       28.5       26.4
                          ------     ------     ------     ------     ------
Total                     100.0%     100.0%     100.0%     100.0%     100.0%
                          ======     ======     ======     ======     ======


Evans believes that its continued operation of leased departments, and its operation of additional leased departments, as these stores may expand, depends in large part on the continuance of present satisfactory relations with these department store chains.

The business in which Evans is engaged is highly competitive. In all locations, Evans competes with numerous furriers, department stores and specialty stores as well as mail order houses. Evans believes its emphasis on design and quality, broad coverage of price and size ranges and its advertising, promotional programs and competitive pricing have resulted in a substantial degree of customer acceptance of merchandise and services. Based on statistics compiled by the American Fur Industry, Evans further believes that it is the nation's largest retail fur apparel merchandiser.

The following table sets forth information concerning the number of Company-owned stores and Leased locations operated during the last five fiscal years:


                                      For the Year Ended
                      ---------------------------------------------------
                      Mar. 2,   Feb. 25,   Feb. 26,   Feb. 27,   Feb. 29,
                       1996       1995       1994       1993       1992
                      ------     ------     ------     ------     ------
Locations Opened
 or Acquired:
 Company-owned                                  2                     1
 Leased (1)               1         27          4         11

Locations Closed:
 Company-owned            4                     1          1          5
 Leased (1)               1                     5         49         58

End of Period:
 Company-owned           15         19         19         18         19
 Leased (1)              54         54         27         28         66

(1) Includes seasonal leased locations (generally operated October through January).

Financial Information about Industry Segments

The Company's operations are in a single industry, retailing furs and apparel through the operation of stores and leased departments. All operations are within the United States and no one customer accounts for more than 10% of revenues.

Item 2.  Properties

All Company stores and distribution centers are operated in leased premises deemed suitable for their activities, except the State Street store in downtown Chicago, which is owned subject to a ground lease. The leased premises, the sizes thereof and the lease expiration dates are as follows:

                                           Expiration       Square
                                            Dates (a)        Feet
                                          ------------     ---------
     Store

Chicago Area:
(Evans)
36 South State Street                      04/30/2000      125,943 (b)
 (includes executive offices)

Shopping Centers:
(Evans)
River Oaks                                 02/28/2007       26,174
North Riverside Mall                       02/28/2003       14,326
Yorktown                                   05/31/2006       15,718
Evergreen Plaza                            04/30/2001       11,862
Ford City                                  02/28/2002       12,181
Orland Square                              02/28/2002       12,000
Harlem Irving Plaza                        01/31/1999        7,800

(Evans Woman)
Ford City                                  02/28/2002        3,034
Evergreen Plaza                            04/30/2001        2,633

Washington, D.C. Area:
(Evans/Rosendorf)
1750 K. Street, N.W.                       02/28/2005        9,718
Tyson's Corner Center                      06/30/2006        2,664
Montgomery Mall                            01/31/2002        3,342

Texas (Koslow's):
Caruth Plaza, Dallas                       04/30/2000       14,363
The Arboretum, Austin                      07/31/2005        6,000
  Distribution Centers

Hillside, Illinois                         06/30/1999       36,625

(a) Includes options to renew.


Item 2. Properties, continued

(b) 30,998 square feet in the 36 South State Street premises are leased out as store and office space. Upon termination of the ground lease, lessor is required to purchase the building at its then fair market value.

Item 3.  Legal Proceedings

Evans is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability will not have a material effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the fiscal year ended March 2, 1996.

Item 4 A.  Executive Officers of the Registrant

                                                                 Served
                                                                as Titled
                                                                  Since
                                                                ----------
David B. Meltzer     67     Chairman of the Board                  1988

Samuel B. Garber     61     Vice President, Secretary
                             and General Counsel                   1981

William E. Koziel    38     Vice President and Chief
                             Financial Officer                     1995
                            Vice President and Controller          1989

Robert K. Meltzer    42     Executive Vice President -
                             General Merchandise Manager           1990

Patrick J. Regan     46     President and Chief Executive
                             Officer                               1995
                            Chief Operating Officer, Executive
                             Vice President - Finance,
                             Chief Financial Officer               1991

John Sarama          44     Vice President of Operations           1990

Dean Obrecht         51     Vice President of Human Resources      1996

No executive officer of the Company has a family relationship to any other executive officer, except that Robert K. Meltzer is the son of David B. Meltzer.

Executive Officers

The executive officers are elected annually by the Board of Directors at the first meeting following the annual meeting of shareholders. Vacancies may be filled and additional officers elected at any meeting of the Board of Directors. Any officer elected serves until the next annual meeting of the Board of Directors and until a successor shall have been elected and qualified or until his death, resignation or removal by the Board.

These officers have held the positions set forth in the above tabulation for the last five years or have served the Company in various executive or administrative capacities for a least that length of time.

                                   PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Shareholder Matters

The Company's common stock is traded in the Over-the-Counter Market.
High and low bid quotations, as reported on NASDAQ for each quarterly period during the past two fiscal years and cash dividends declared, were as follows:

                         1996                           1995
              -----------------------------  -----------------------------
                BID      BID                   BID      BID
               PRICE    PRICE    DIVIDENDS    PRICE    PRICE    DIVIDENDS
                HIGH     LOW     DECLARED      HIGH     LOW     DECLARED
              -------- -------- -----------  -------- -------- -----------
1st Quarter    $1-7/8     $1       ---       $3-3/4   $3-3/8      ---
2nd Quarter    $1-5/8   $1-1/8     ---       $3-1/2     $2        ---
3rd Quarter    $1-3/4     $1       ---       $3-1/2     $2        ---
4th Quarter    $1-5/8   $1-1/4     ---       $3-1/8   $1-3/8      ---

As of March 2, 1996, there were approximately 750 holders of the Company's common stock.

The Company is restricted, under the terms of a debt agreement, from paying any dividends at March 2, 1996 (see Note 3 to the consolidated financial statements).

Item 6.  Selected Financial Data

                             ($ In Thousand's, Except Per Share Amounts)

                             1996      1995      1994      1993      1992
                          --------- --------- --------- --------- ----------
Financial Position:
- -------------------
 Total assets               $46,011   $48,816   $53,943   $59,940   $59,386
 Total liabilities           24,233    27,272    20,335    28,292    29,358
 Shareholders' equity        21,778    21,544    33,608    31,648    30,028
 Current assets              32,119    35,152    39,374    46,206    44,087
 Current liabilities         22,334    26,078    20,266    27,546    28,527
                                          (a)       (a)       (a)       (a)
 Current ratio                 1.44      1.35      1.94      1.68      1.55
 Long-term debt               1,888     1,178

Results from Operations:
- ------------------------
Total revenues              $96,566   $86,817   $96,785  $107,072  $100,296
Restructuring                           3,176                           773
Net earnings (loss)             234   (12,064)    1,960     1,620    (2,551)
                                          (b)       (c)       (d)
Common Share Data:
- ------------------
Net earnings (loss)
  per share                    $.05   $(2.45)      $.39      $.33    $(.52)
                                          (b)       (c)       (d)
Weighted average
 common and common
 equivalent shares
 outstanding              4,918,301 4,918,301 5,051,255 4,950,230 4,918,301

Book value per share         $4.43     $4.38     $6.65     $6.39     $6.11


(a) Certain long-term debt obligations have been reclassified to current liabilities in conformance with Emerging Issues Task Force Abstract Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements".

(b) Net loss includes a $1,333 or $.27 per share tax provision for an increase of its valuation allowance with respect to future tax benefits of the net operating loss reflected in deferred operating loss reflected in deferred income taxes.

(c) Net earnings include $1,500 or $.30 per share for the cumulative effect of an income tax accounting change from adopting
       Statement of Financial Accounting Standards 109
       Accounting for Income Taxes".

(d) Net earnings include $593 or $.12 per share from the utilization of net operating loss carryforwards, which were recorded as an extraordinary item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During fiscal 1996, total revenues increased $9,749,000 (11.2%) in comparison to fiscal 1995 due primarily to an increase of $10,728,000 (23.2%) in fur merchandise sales and an increase of $2,294,000 (19.7%)
in service revenues, partially offset by a decrease of $3,273,000 (11.3%) in women's ready-to-wear sales. The increase in fur merchandise sales was largely due to an increase of $12,454,000 in sales associated with leased locations acquired during the fourth quarter of fiscal 1995 partially offset by a decrease of $1,681,000 in sales associated with four Company-owned locations closed during fiscal 1996. Fur merchandise sales at comparable locations were essentially flat with levels of the prior year. During the fourth quarter, fur merchandise sales at comparable locations increased $1,694,000 (8.1%) as compared to the prior fiscal year. The Company believes that the return to normal seasonal weather which began in the month of November and continued through the end of fiscal 1996 favorably impacted the sales of fur merchandise. The decrease in women's ready-to-wear sales was due primarily to a $1,665,000 (6.4%) decrease in sales at comparable locations and a $1,608,000 decrease in sales associated with the closing of the Company's Southlake location in Merrillville, Indiana during the first quarter and the Company's Woodfield location in Schaumburg, Illinois during the fourth quarter. The increase in service revenues was primarily the result of an increase of $3,397,000 in sales associated with leased locations acquired during the fourth quarter of fiscal 1995 and an increase of $139,000 (1.5%) in sales at comparable locations, partially offset by a decrease of $1,242,000 in sales associated with four Company owned locations closed during fiscal 1996.

During fiscal 1995, total revenues decreased $9,968,000 (10.3%) as compared to fiscal 1994 due primarily to a decline of $8,692,000 (15.8%) in fur merchandise sales and a $2,590,000 (8.2%) decrease in women's ready-to-wear sales, partially offset by an increase of $1,314,000 (12.7%) in service revenues. The decline in fur merchandise sales was largely the result of an $8,264,000 (17.4%) decrease in sales at comparable locations and a $2,929,000 decrease in sales associated with Company-owned and leased locations closed during the prior fiscal year. In addition, a decrease of $1,289,000 in sales was associated with a liquidation event conducted on behalf of another retailer during the prior fiscal year. These decreases were partially offset by an increase of $3,790,000 in sales associated with one Company-owned and four leased locations opened during fiscal 1994 and 27 leased locations acquired on January 1, 1995. The decrease in women's ready-to-wear sales was due primarily to a $1,737,000 (6.1%) decrease in sales at comparable locations and a decline of $1,444,000 associated with the closing of the Company's Old Orchard location in Skokie, Illinois, during the fourth quarter of fiscal 1994, partially offset by an increase in sales of $591,000 associated with two Company-owned locations opened during the second quarter of fiscal 1994. The Company believes that the abnormal unseasonably mild weather that prevailed in all of the Company's operating markets in the latter half of the year contributed significantly to the decline in sales of fur merchandise and apparel outerwear at continuing operations. The increase in service revenues was largely the result of a $926,000 increase in sales associated with one Company-owned and four leased locations opened during fiscal 1994 and 27 leased locations acquired on January 1, 1995, and an increase of $640,000 (6.4%) in sales at comparable locations. These increases were partially offset by a decrease

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

of $252,000 in sales associated with the closing of a Company-owned location during the fourth quarter of fiscal 1994.

Costs of goods and services sold, buying and occupancy costs were 64.0%
of total revenues in fiscal 1996 as compared to 69.2% in fiscal 1995 and 65.8% in fiscal 1994. Cost of goods and services sold as a percentage of total revenues decreased by 5.4% due primarily to improved margins on sales of fur merchandise resulting from higher initial markup.
Buying costs as a percentage of total revenues decreased (1.9% versus 2.7%) largely due to the closing of the Company's fur inspection office in New York during the first quarter of fiscal 1996. Occupancy costs as a percentage of total revenues increased (12.1% versus 11.2%) primarily as the result of higher average rental percentages as compared to the prior year. Cost of goods and services sold as a percentage of total revenues increased by approximately 2% in fiscal 1995 as compared to the prior year due primarily to lower gross margins on fur merchandise and apparel outerwear sales resulting from higher markdowns and lower initial markup. Buying costs as a percentage of total revenues in fiscal 1995 were comparable with prior year levels. Occupancy costs as a percentage of total revenues increased by approximately 1% in fiscal 1995 as compared to the prior year due primarily to higher average rental percentages and certain fixed rental costs as measured against decreased sales levels.

Selling and general expenses were 33.7% of total revenues in fiscal
1996 as compared to 37.5% in the prior year. Payroll and related fringe benefits as a percentage of total revenues decreased (18.3% versus
20.5%) due primarily to the reduction of staff in various corporate departments as well as an employee wage freeze which was initiated at the end of fiscal 1995. Advertising expenses as a percentage of total revenues decreased (9.0% versus 9.8%) as compared to the prior year. Selling and general expenses were 37.5% of total revenues in fiscal 1995 as compared to 32.3% in fiscal 1994. Payroll and related fringe benefits as a percentage of total revenues increased over the prior year (20.5% versus 18.5%) due primarily to the decline in sales at comparable locations. Advertising expenses increased to 9.8% in fiscal 1995 as compared to 7.9% in fiscal 1994 due in large part to increased expenditures, primarily in the fourth quarter, for additional promotional events in the fur and apparel outerwear categories in an effort to stimulate consumer demand. In addition, service charges on customer credit accounts, which are netted against selling and general expenses, decreased $294,000 (11.5%) as compared to the prior year as a result of lower average outstanding balances on customer credit accounts.

Interest expense in fiscal 1996 increased $253,000 (22.4%) as compared to fiscal 1995 due primarily to higher average short-term borrowings and higher average interest rates as compared to the prior year. Interest expense in fiscal 1995 was consistent with levels of the prior year.

The Company recorded net other income of $5,000, $43,000 and $809,000 during fiscals 1996, 1995 and 1994, respectively. The net other income for fiscal 1994 was primarily the result of a $750,000 settlement ($435,000 net of taxes) the Company received during the first quarter of fiscal 1994,

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

relating to the mutually satisfactory termination of its leased fur operations with The May Department Stores Company. The remainder of the other net income in fiscals 1996, 1995 and 1994 was primarily interest income from temporary cash investments.

During the fourth quarter of fiscal 1995, the Company recorded a pre tax restructuring charge of $3,176,000. Approximately 40% of the charge was related to costs associated with the closing of several Company owned retail locations, the closing of the Company's fur inspection office in New York and the reduction of staff in various corporate departments. Approximately 39% of the charge was related to costs associated with the migration of the Company's data processing and information systems structure to a lower cost alternative. Approximately 8% of the charge was related to employee termination benefits. The remaining charges were due primarily to the refinancing of the Company's revolving credit facility and senior secured long-term note payable obligations as well as other administrative costs.

The effective tax rate in fiscal 1996 was 19.6% as compared to 12.6% and 47% in fiscal 1995 and 1994, respectively.

During fiscal 1996, the Company utilized a portion of its net operating loss carryforward to fully offset the federal tax provision. In addition, the Company will continue to evaluate the valuation allowance recorded with respect to the future tax benefits of the remaining net operating loss reflected in deferred income taxes. During the fourth quarter of fiscal 1995, the Company recorded a $1,333,000 tax provision due to an increase of its valuation allowance with respect to the future tax benefits of the net operating loss reflected in deferred income taxes as a result of the uncertainty of their ultimate realization.

Fiscal 1996 resulted in net earnings of $234,000 as compared to a net loss of $12,064,000 in fiscal 1995 and net earnings of $1,960,000 in fiscal 1994. The net earnings for fiscal 1996 were largely due to the increase in total revenues and improved gross margins as well as the cost reductions achieved as part of the Company's restructuring initiated at the end of fiscal 1995, partially offset by the increase in occupancy costs and interest expense.

The net loss for fiscal 1995 was due in large part to the decline in total sales and related gross margins at continuing operations during the latter half of the fiscal year. The results reflected the impact of the abnormally warm fall and winter weather experienced in all of the Company's operating markets during the third and fourth quarters of fiscal 1995. The unusual climatic situation began in September and carried on through the end of the fiscal year. In addition, the Company recorded a charge of $3,176,000 during the fourth quarter for reorganization, severance and refinancing costs related to the Company's plan to exit certain underperforming locations, the refinancing of its senior secured debt and the migration of its data processing systems to a lower operating cost alternative.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

The net earnings for fiscal 1994 were largely due to the $750,000 settlement ($435,000 net of taxes) the Company received relating to the mutually satisfactory termination of its leased fur operations with The May Department Stores Company, as well as the net effect of adopting SFAS
No. 109, Accounting for Income Taxes, during fiscal 1994. The Company's pre-tax earnings as compared to fiscal 1993 were adversely impacted by the closing of Company-owned and leased locations during and subsequent to fiscal 1993, the effects of which were partially mitigated by a $651,000 decline in interest expense and an overall increase in total revenues and related gross margins at comparable retail locations.

All indications are that the price of fur merchandise, primarily mink, will increase in fiscal 1997 due to an increase in world-wide demand for fur garments coupled with a static supply of fur product at the wholesale level. The Company has made commitments to secure fur garments at advantageous prices and, given the positive trend of fur sales this past season, does not believe its overall gross margins will be adversely affected.

Liquidity and Capital Resources

Cash and cash equivalents at March 2, 1996 were $220,000, a decrease of $914,000 as compared to February 25, 1995. The decrease was due primarily to cash used in operating activities of $816,000 and cash used in investing activities of $833,000, partially offset by cash provided by financing activities of $735,000.

The cash used in operating activities of $816,000 was due primarily to a decrease in accounts payable of $2,300,000 and a decrease in accrued liabilities of $1,469,000, partially offset by a decrease in merchandise inventories of $1,640,000 and net earnings of $234,000.

The cash used in investing activities of $833,000 was due primarily to additions to property and equipment of $836,000.

The cash provided by financing activities was primarily the result of the refinancing of the Company's revolving credit facility and its senior secured long-term debt obligations with a new lender on May 31, 1995.

On May 31, 1995, the Company finalized an agreement to refinance its revolving credit facility and its senior secured long-term debt obligations with a new lender. The new agreement provides for a three year $23,500,000 credit facility which includes two term loans totaling $2,000,000.
The agreement provides for interest at 1.5% and 2% over the base rate (prime) for the revolving facility and the term loans, respectively.
The agreement provides for monthly principal payments of $27,500 in which payments began May, 1995 with the remaining unamortized balance due May, 1998 on a term loan of $1,650,000, whereas the other term loan of $350,000 is due in full November, 1996.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, continued

The Company has offered for sale its Fort Worth, Texas real estate and its 36 S. State building in Chicago, Illinois and although management cannot determine if the properties will be sold, proceeds generated from a sale, up to a maximum of $350,000 and $1,403,000, respectively, will be used to pay down the long-term note payable obligation which it collateralized.

The Company's anticipated capital expenditures for fiscal 1997 are approximately $1,000,000. The Company plans to relocate its Rosendorf/Evans store within the mall at Tysons Corner Center in McLean, Virginia at an expected capital cost of $300,000. The remaining expenditures are for improvements to existing locations.

The revolving credit facility which expires May 31, 1998 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures through fiscal 1997.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. Measurement of the loss for assets that the entity expects to hold and use are to be based on the fair value of the asset. SFAS No. 121 was adopted in the fourth quarter of fiscal 1996. This pronouncement did not have an impact on the Company's financial condition or results of operations at adoption.

As described in Note 4 to the consolidated financial statements, in October 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation. As permitted, the Company expects to continue its accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", when SFAS No. 123 is adopted in fiscal 1997.

As of March 2, 1996, the Company was required to adopt new guidance issued by the Financial Accounting Standards Board Emerging Task Force in Abstract 95-22. This Abstract requires classification of the outstanding borrowings under the Company's current Credit Agreement as a current liability. Accordingly, borrowings under the Credit Agreement are included in current liabilities in the balance sheet as of March 2, 1996. Prior year's outstanding borrowings have been reclassified to current liabilities for consistent presentation.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
 Board of Directors
Evans, Inc.

We have audited the accompanying consolidated balance sheets of Evans, Inc. and Subsidiaries as of March 2, 1996 and February 25, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 2, 1996, February 25, 1995 and February 26, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans, Inc. and Subsidiaries at March 2, 1996 and February 25, 1995, and the consolidated results of their operations and their cash flows for the years ended March 2, 1996, February 25, 1995 and February 26, 1994 in conformity with generally accepted accounting principles.

     COOPERS & LYBRAND L.L.P.

Chicago, Illinois
May 30, 1996

                         EVANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     March 2, 1996 and February 25, 1995
                              ($ In Thousands)

                                                        1996        1995
                                                      --------    --------
ASSETS
- -------
Current assets:
  Cash and cash equivalents                              $220      $1,134
  Accounts receivable, less allowance for
    doubtful accounts of $864 and $794                 15,984      17,105
  Merchandise inventories                              14,761      16,401
  Prepaid expenses and other current assets             1,154         512
                                                      --------    --------
Total current assets                                   31,899      34,018
                                                      --------    --------
Property and equipment:
  Buildings                                             4,861       4,861
  Furniture and equipment                               6,080      10,993
  Leasehold improvements                                9,775      10,635
                                                      --------    --------
                                                       20,716      26,489

  Accumulated depreciation and amortization           (10,293)    (15,885)
                                                      --------    --------
                                                       10,423      10,604
                                                      --------    --------
Long-lived assets, principally intangible assets
  (net of accumulated amortization of $1,896 and
    and $1,632)                                         3,469       3,060
                                                      --------    --------
                                                      $45,791     $47,682
                                                      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------                   1996        1995
                                                      --------    --------
Current liabilities:
  Notes payable                                        $9,219      $9,965
  Current portion of long-term debt                     1,043         272
  Accounts payable                                      6,611       8,911
  Accrued liabilities:
    Payroll                                               680         575
    Taxes, other than on income                         1,446       1,590
    Rent                                                1,153       1,150
    Vacations                                             774         987
    Restructuring                                         215       1,401
    Other                                               1,187       1,221
  Income taxes                                              6           6
                                                      --------    --------
Total current liabilities                              22,334      26,078
                                                      --------    --------
Long-term debt                                          1,888       1,178
                                                      --------    --------
Other liabilities                                          11          16
                                                      --------    --------
Shareholders' equity:
  Preferred stock, $1.00 par value, 3,000,000 shares
    authorized, none issued
  Common stock, $.20 par value, 8,000,000 shares
    authorized, 6,333,435 shares issued                 1,267       1,267
  Capital in excess of par value                       15,660      15,660
  Retained earnings                                     9,449       9,215
  Treasury stock, 1,415,134 shares at cost             (4,598)     (4,598)
                                                      --------    --------
Total shareholders' equity                             21,778      21,544
                                                      --------    --------
                                                      $46,011     $48,816
                                                      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.


                         EVANS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended March 2, 1996, February 25, 1995
                             and February 26, 1994
                  ($ In Thousands Except Per Share Amounts)

                                           1996         1995         1994
                                        ----------   ----------   ----------
Net sales                                 $82,650      $75,195      $86,477
Service revenues                           13,916       11,622       10,308
                                        ----------   ----------   ----------
  Total revenues                           96,566       86,817       96,785
                                        ----------   ----------   ----------
Cost of goods and services sold,
  occupancy and buying costs               61,787       60,085       63,655
Selling and general expenses               32,510       32,575       31,235
Provision for doubtful accounts               600          609          692
Interest expense                            1,383        1,130        1,141
Other income, net                              (5)         (43)        (809)
Restructuring                                            3,176
                                        ----------   ----------   ----------
                                           96,275       97,532       95,914
                                        ----------   ----------   ----------

   Earnings (loss) before provision
     for income taxes and cumulative
     effect of accounting change              291      (10,715)         871

Provision for income taxes                     57        1,349          411
                                        ----------   ----------   ----------
  Earnings (loss) before cumulative
    effect of accounting change               234      (12,064)         460

Cumulative effect of income tax
  accounting change                                                   1,500
                                        ----------   ----------   ----------
    Net earnings (loss)                      $234     ($12,064)      $1,960
                                        ==========   ==========   ==========

Earnings (loss) per share:

  Earnings (loss) before cumulative
    effect of accounting change            $.05       $(2.45)        $.09

Cumulative effect of income tax
  accounting change                                                   .30
                                        ----------   ----------   ----------
    Net earnings (loss) per share          $.05       $(2.45)        $.39
                                        ==========   ==========   ==========

Weighted average common and common
  equivalent shares                     4,918,301    4,918,301    5,051,255
                                        ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.


                         EVANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
             for the years ended March 2, 1996, February 25, 1995
                             and February 26, 1994
                               ($ In Thousands)

                                   Capital in
                          Common   Excess of   Retained   Treasury
                          Stock    Par Value   Earnings    Stock      Total
                        ---------- ---------- ---------- ---------- ----------
Balance, February 27,
  1993                     $1,267    $15,660    $19,319    ($4,598)   $31,648

Net earnings                                      1,960                 1,960
                        ---------- ---------- ---------- ---------- ----------
Balance, February 26,
  1994                      1,267     15,660     21,279     (4,598)    33,608

Net loss                                        (12,064)              (12,064)
                        ---------- ---------- ---------- ---------- ----------
Balance, February 25,
  1995                      1,267     15,660      9,215     (4,598)    21,544

Net earnings                                        234                   234
                        ---------- ---------- ---------- ---------- ----------
Balance, March 2,
  1996                     $1,267    $15,660     $9,449    ($4,598)   $21,778
                        ========== ========== ========== ========== ==========

The accompanying notes are an integral part of the consolidated financial statements.


                         EVANS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended March 2, 1996, February 25, 1995
                             and February 26, 1994
                               ($ In Thousands)

                                                1996        1995        1994
                                              ---------   ---------   ---------
Cash Flows from Operating Activities:
- -------------------------------------
Net earnings (loss)                               $234    ($12,064)     $1,960

Adjustments to reconcile net earnings (loss)
 to net cash (used in) provided by
 operating activities:
  Depreciation and amortization                  1,435       1,652       1,489
  Cumulative effect of income tax
   accounting change                                                    (1,500)
  Net (gain ) loss from the disposition of
    property and equipment                          (3)                     12
  Net (gain) loss from write-down of
    property and equipment related to
    planned store closings                        (154)      1,423
  Provision for doubtful accounts                  600         609         692

  Change in assets and liabilities:
    Accounts receivable                            521       2,487       2,827
    Merchandise inventories                      1,640       2,175        (292)
    Prepaid expenses and other current assets     (642)        480        (107)
    Long-lived assets                             (673)        410         102
    Accounts payable                            (2,300)     (3,049)       (828)
    Accrued liabilities                         (1,469)        851        (105)
    Other liabilities                               (5)        (53)       (677)
    Income taxes payable                                      (115)         34
    Deferred income taxes                                    1,300         200
                                              ---------   ---------   ---------
Net cash (used in) provided by
 operating activities                             (816)     (3,894)      3,807

Cash Flows from Investing Activities:
- -------------------------------------
Proceeds from the sale of property
 and equipment                                       3
Additions to property and equipment               (836)     (1,552)     (1,138)
Acquisition less cash acquired                                (750)
                                              ---------   ---------   ---------
Net cash used in investing activities             (833)     (2,302)     (1,138)

Cash Flows from Financing Activities:
- -------------------------------------
Proceeds from short-term borrowing                           1,400
Principal payments on short-term borrowing        (746)
Additional long-term debt                        2,000
Principal payments on long-term debt              (519)                 (6,381)
                                              ---------   ---------   ---------
Net cash provided by (used in)
 financing activities                              735       1,400      (6,381)
                                              ---------   ---------   ---------
Net decrease in cash and cash equivalents         (914)     (4,796)     (3,712)
Cash and cash equivalents at
 beginning of period                             1,134       5,930       9,642
                                              ---------   ---------   ---------
Cash and cash equivalents at end of period        $220      $1,134      $5,930
                                              =========   =========   =========

Supplemental Disclosures of Cash Flow Information:
- --------------------------------------------------
Cash paid during the period for:
  Interest                                      $1,393      $1,164      $1,086
  Income taxes                                      57         128          73

The accompanying notes are an integral part of the consolidated financial statements.


                        EVANS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of the financial statements:

A. Principles of Consolidation

 The consolidated financial statements include the accounts of Evans, Inc. and its subsidiaries, all of which are wholly-owned.

B. Recognition of Revenues

 All revenues, including installment and revolving credit sales, are included in the financial statements on the accrual method.

C. Cash and Cash Equivalents

 For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

D. Merchandise Inventories

 Merchandise inventories are stated at the lower of cost or market with cost determined on the basis of specific identification for furs (approximately 85% and 87% of total inventory in fiscal 1996 and 1995, respectively) and on the retail method on a first-in, first-out basis for other inventories. The Company includes in inventory certain purchasing and handling costs. The Company believes this method provides for matching the full cost of obtaining merchandise and preparing it for sale with related revenues.

E. Property and Equipment

 Property and equipment are stated at cost. Depreciation is provided on the straight-line method in the financial statements and on accelerated methods for income tax purposes over the estimated useful lives of the related assets (periods ranging from 2 to 31.5 years). Depreciation is not recognized for financial reporting purposes on the 36 S. State Street building having a cost of $4,448,000 since the Company believes the fair market value of the building approximates its

                        EVANS, INC. AND SUBSIDIARIES

1. Significant Accounting Policies, continued

E.  Property and Equipment, continued

 carrying cost as of March 2, 1996. In addition, there is a commitment by the lessor, under a related land lease, that requires the lessor to purchase the building in the year 2000 at its then fair market value. The Company currently has the building offered for sale. Leasehold improvements are amortized on the straight-line method generally over the shorter of the life of the related asset or the remaining term of the lease.

 Upon disposal of property and equipment, the cost of the asset retired and the related accumulated depreciation or amortization are eliminated from the accounts and the resulting gain or loss is reflected in the consolidated statement of operations.

 Expenditures for maintenance and repairs are charged against earnings and expenditures for betterments and major renewals are capitalized.

 The Company evaluates the recoverability of asset carrying values using estimates of future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over full values.

F. Long-Lived Assets

 Intangibles, contracts and other deferred charges are included in other assets at cost less amortization provided on a straight-line basis over periods ranging from 2 to 40 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, would be measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

G. Preopening Costs

 Costs incurred in connection with the opening of new locations are expensed as incurred.

                        EVANS, INC. AND SUBSIDIARIES

1. Significant Accounting Policies, continued

H. Fiscal Year

 The Company's fiscal year ends on the Saturday nearest the end of February. Fiscal 1996 ended March 2, 1996 and was comprised of 53 weeks. Fiscal 1995 and 1994 ended February 25, 1995 and February 26, 1994, respectively, and were comprised of 52 weeks each.

I. Industry Segment Information

 The Company's operations are in a single industry, retailing furs, apparel and related items and services through the operation of stores and leased departments. All operations are within the United States and no one customer accounts for more than 10% of revenues.

J. Income Taxes

 The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), as of the beginning of fiscal 1994. The cumulative effect of this change in accounting for income taxes increased net earnings by $1,500,000 and is reflected as a cumulative change in accounting principle in the consolidated statements of operations for the year ended February 26, 1994.

 Under SFAS 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets due to the uncertainty of their ultimate realization. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

K. Reclassifications

 Certain reclassifications have been made to the Consolidated Balance Sheet for fiscal 1995 to conform to the presentation for fiscal 1996. Such reclassifications did not effect the previously reported operating results.

                        EVANS, INC. AND SUBSIDIARIES

1. Significant Accounting Policies, continued

L. Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Cash and Cash Equivalents Concentration

A significant portion of the Company's cash and cash equivalents are maintained with one financial institution.

3. Debt Obligations

At March 2, 1996 and February 25, 1995, long-term debt consisted of the following:

                                                   1996              1995
                                                ----------        ----------
Note payable, floating prime
 rate plus 1% (Maximum rate of 11%).
 $91,000 principal amount due July, 1995;
 subsequent principal due in semi-annual
 amounts of $181,000 beginning January,
 1996, through January, 1999;
 $91,000 due July, 1999.                        $1,178,000        $1,450,000
Note payable, floating prime
 rate plus 2%.  Principal due in monthly
 installments of $27,500 beginning
 July, 1995 through April, 1998;
 $715,000 due May, 1998.                         1,403,000
Note payable, floating prime
 rate plus 2%.  Principal due
 November, 1996.                                   350,000
                                                 ---------         ---------
                                                 2,931,000         1,450,000

Less amounts due in one year                     1,043,000           272,000
                                                 ---------         ---------
                                                $1,888,000        $1,178,000
                                                 =========         =========


At March 2, the Company had an available line of credit of $21,500,000 ($13,753,000 of which was used in support of letters of credit, bankers acceptances and direct borrowings).

                        EVANS, INC. AND SUBSIDIARIES

3. Debt Obligations, continued

On May 31, 1995, the Company finalized an agreement with a new lender to refinance the existing senior secured debt and provide for the Company's working capital needs. The agreement provides for a three year $23,500,000 credit facility which includes two term loans totalling $2,000,000.
The agreement provides for interest at 1.5% and 2% over the base rate (prime) for the revolving facility and the term loans, respectively.
The agreement contains provisions which, among other things, require the maintenance of certain financial covenants, the most restrictive of which are the tangible net worth and the minimum debt service coverage ratio. The agreement prohibits the payment of cash dividends and requires a commitment fee of one-third of one percent per annum on the unused portion of the revolving loan. Also, all assets, rights, interest and properties of the Company are pledged as collateral for the revolving and term loan obligations.

As of March 2, 1996, the Company was required to adopt new guidance issued by the Financial Accounting Standards Board Emerging Issues
Task Force in Abstract 95-22. This Abstract requires classification of the outstanding borrowings under the Company's current Credit Agreement as a current liability. Accordingly, borrowings under the Credit Agreement are included in current liabilities in the balance sheet as of March
2, 1996. Prior year's outstanding borrowings have been reclassified to current liabilities for consistent presentation. The Company believes that the stated amount of their debt obligations approximates fair value.

The Company has offered for sale its Fort Worth, Texas real estate and its 36 S. State building in Chicago, Illinois and although management cannot determine if the properties will be sold, proceeds generated from a sale, up to a maximum of $350,000 and $1,403,000, respectively, will be used to pay down the long-term note payable obligation which it collateralized.

Scheduled payments on long term debt, including the new term loans, for the fiscal years 1997, 1998, 1999 and 2000 are $1,403,000, $665,000,
$1,133,000 and $90,000, respectively.

The weighted average interest rate on short-term borrowings was 11.24%, 9.69% and 7.53% for fiscal years 1996, 1995 and 1994, respectively.

4. Common Stock
During fiscal 1991, the Company granted options for 295,000 shares of the Company's common stock to five officers at a price of $1.65 per share being 100% of the average market value for the ten trading days preceding the date of grant. Options granted on 20,000 and 50,000 shares expired during fiscal 1995 and fiscal 1992, respectively. During fiscal 1996, the remaining 225,000 options were cancelled and reissued at a price of $1.50 per share being 100% of the market price at the date of reissue.

                        EVANS, INC. AND SUBSIDIARIES

4. Common Stock, continued
Also, during fiscal 1996, the Company granted key employees and members of the Board of Directors options for 166,000 and 10,000 shares at prices of $1.50 and $1.375, respectively, the prices being 100% of market value at the dates of grant.

As of March 2, 1996, 401,000 options were exercisable and 99,000 were available for grant under the Company's stock option plan.

In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and transactions in which goods or services are the consideration received for the issuance of equity instruments. This statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation regardless of the method used to account for them. The Company will adopt SFAS 123 beginning in fiscal 1997. The Company expects to continue its accounting in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees.

5. Service Charges

Service charges on customer credit accounts are netted against selling and general expenses. Service charges amounted to $2,142,000, $2,268,000 and $2,562,000 in the years ended March 2, 1996, February 25, 1995 and February 26, 1994 respectively.

6. Income Taxes

The components of the net deferred tax asset as of March 2, 1996 and February 25, 1995 were as follows:

                                              1996           1995
                                          -----------    -----------
Deferred tax assets:
 Net operating loss                       $ 9,115,000    $ 8,825,000
 Sales taxes                                  380,000        377,000
 Vacations                                    257,000        328,000
 Store Closings                                90,000      1,086,000
 Other                                        976,000      1,001,000
 Valuation allowance                       (9,660,000)    (9,733,000)
                                           -----------    -----------
Total deferred tax assets                   1,158,000      1,884,000


                        EVANS, INC. AND SUBSIDIARIES

6. Income Taxes, continued

                                               1996            1995
                                           ------------    ------------
 Deferred tax liabilities:
 Property and equipment                     (1,001,000)     (1,548,000)
 Accounts receivable                          (157,000)       (336,000)
                                            -----------     -----------
Total deferred tax liabilities              (1,158,000)     (1,884,000)
                                            -----------     -----------
Net deferred tax balance                   $   - 0 -       $   - 0 -
                                            ===========     ===========


The Company has recorded a valuation allowance with respect to the future tax benefits of the net operating loss reflected in deferred income taxes as a result of the uncertainty of their ultimate realization.

The Company has net operating loss carryforwards of approximately
$21,703,000 which are available to offset future taxable income. These carryforwards expire in the years 2005 through 2011.

The provision for income taxes is comprised of:

                                     1996           1995            1994
                                   -------      ----------        --------
 Current
  Federal                                       $   33,000
  State                            $57,000          16,000        $170,000
  Deferred                          ------       ---------         -------
  Federal                                        1,300,000         241,000
  State                             ------       ---------         -------

 Total                             $57,000      $1,349,000        $411,000
                                    ======       =========         =======


                        EVANS, INC. AND SUBSIDIARIES

6. Income Taxes, continued

The income tax provision differed from a provision computed at the U.S. statutory rate as follows:

                                     1996          1995          1994
                                    ------        ------        ------
Statutory federal tax rate           34.0%        (34.0)%        34.0%
Losses with no current tax
  benefit                                          33.8
Increase (decrease) in
 valuation allowance                (25.1)         12.1
State taxes on income, net
 of federal tax benefit              12.9           0.1          11.0
Other                                (2.2)          0.6           2.0
                                     -----         -----         -----
                                     19.6%         12.6%         47.0%
                                     =====         =====         =====
7. Profit-Sharing Plan

The Company maintains a profit-sharing plan covering substantially all employees. The Company funds all amounts as accrued which totaled
$27,000,$44,000 and $13,000 for the years ended March 2, 1996, February
25, 1995 and February 26, 1994 respectively.

8. Leases

The Company operates primarily in leased facilities under long-term leases. Noncancelable lease terms generally range from 2 to 12 years.
The principal leases are for sales facilities with options to renew for additional periods and provide for minimum annual rentals plus additional rentals based on a percentage of sales, and payment of taxes, insurance and maintenance costs.

Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Fiscal Year Ended:

       1997                         $ 2,168,000
       1998                           2,413,000
       1999                           2,425,000
       2000                           2,188,000
       2001                           2,026,000
Total thereafter                      6,563,000
                                     ----------
Total minimum payments required     $17,783,000
                                     ==========


                        EVANS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8. Leases, continued

The following schedule shows the composition of total rental expenses for all operating leases:


                               1996            1995            1994
                            ----------      ----------      ----------
Minimum rentals             $2,578,000      $2,714,000      $2,378,000
Contingent rentals           7,010,000       4,567,000       4,607,000
                            ----------      ----------      ----------
                            $9,588,000      $7,281,000      $6,985,000
                            ==========      ==========      ==========


9. Earnings per Share

Net earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding and common share equivalents resulting from the assumed exercise of common stock options. Common share equivalents, representing 401,000 shares, were not included in the computation of earnings per share for fiscal 1996 because the market price of the common stock obtainable was not in excess of the exercise price for substantially all of the fourth quarter. Common share equivalents were not included in the computation of earnings per share for fiscal
1995 because the period resulted in a net loss and the effect would be antidilutive.

10. Restructuring

During the fourth quarter of fiscal 1995, the Company recorded a pre tax restructuring charge of $3,176,000. Approximately 40% of the charge was related to costs associated with the closing of several Company owned retail locations, the closing of the Company's fur inspection office in New York and the reduction of staff in various corporate departments. Approximately 39% of the charge was related to costs associated with the migration of the Company's data processing and information systems structure to a lower cost alternative. Approximately 8% of the charge was related to employee termination benefits. The remaining charges were due primarily to the refinancing of the Company's revolving credit facility and senior secured long-term note payable obligations as well as other administrative costs. During fiscal 1996, Company reversed approximately 5% of the previously recorded restructuring charge associated with store closings. Approximately 7% of the original restructuring charge recorded remained outstanding at the end of fiscal 1996, but was expected to be fully utilized by the end of the first quarter of fiscal 1997.

                        EVANS, INC. AND SUBSIDIARIES

11. Acquisition

On January 13, 1995 the Company finalized its agreement to acquire the assets and assume certain liabilities of Gilson, Inc., a retailer of fur apparel which operates leased departments in four major department store chains. The total purchase price was $3,500,000, which included $300,000 related to a covenant not to compete agreement, and warrants to purchase 100,000 shares of Evans common stock, $.20 par value.per share, with an exercise price of $2.50 per share and an expiry on the warrants of December 31, 1999.

A down payment of $1,750,000 was made on January 17, 1995 and a payment of $300,000 related to the covenant not to compete was made on July
15, 1995. The remaining $1,450,000 is due as follows; $91,000 due July, 1995, installments of $181,000 commencing January, 1996, with subsequent payments every July and January through January, 1999 and $91,000 due July, 1999.

The acquisition, which was effective as of December 31, 1994, was accounted for by the purchase method of accounting and, accordingly, the net assets and results of operations were included in the Company's consolidated financial statements commencing on January 1, 1995. The total acquisition cost exceeded the fair market value of the net assets acquired by $2,157,000 which was recorded as goodwill and will be amortized over a twenty year period on a straight line basis.

The following table summarizes the unaudited consolidated pro forma results of operations, assuming the acquisition had occurred at the beginning of each of the following periods:

                                                    1995          1994
                                                  ---------     --------
(dollars in thousands, except per share amounts)

Sales of products and services                    $101,825      $117,176
Net earnings                                       (11,263)        3,146
Primary earnings per common share                    (2.29)          .62


12. Subsequent Event

On May 30, 1996, the Company amended its revolving credit agreement to reflect its current operating condition. Among other things, the amendment revised certain financial covenants as well as increasing the maximum direct borrowings available under the agreement from $21,500,000 to $23,500,000 during the period of October 15, 1996 to January 3, 1997.


Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

None

                                  PART III

Item 10. Directors and Executive Officers of the Registrant

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended March 2, 1996 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement.

                                  PART IV

Item 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K

a. (1) Financial Statements                          Pages

 Included in Part II of this report:

 Report of Independent Accountants                     15

 Financial Statements:
 Consolidated Balance Sheets,
  March 2, 1996, and February 25, 1995                 16

 Consolidated Statements of Operations
  for the years ended March 2, 1996,
  February 25, 1995 and February 26, 1994              17

 Consolidated Statements of Changes
  in Shareholders' Equity for the years
  ended March 2, 1996, February 25, 1995
  and  February 26,1994                                18

 Consolidated Statements of Cash Flows
  for the years ended March, 2, 1996,
  February 25, 1995 and February 26, 1994              19

 Notes to Consolidated Financial Statements         20 - 30

a.  (2) Financial Statement Schedules

 Included in Part IV of this report:

 Report of Independent Accountants                     40

 Schedules:
 II.   Valuation and Qualifying Accounts
    and Reserves for the years ended
    March 2, 1996, February 25, 1995
    and February 26, 1994                              41

Notes: Schedules other than those listed are omitted for the reason that they are inapplicable, are not required, or equivalent information has been included elsewhere herein.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K, continued

a. (3) Exhibits

3.1 The Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3 (a) to Form 2-1 under Registration
No. 2-21433 and the Certificate of Amendment of Certificate of Incorporation effective July 15, 1968 is incorporated herein by reference to Exhibit
3(c) to Form S-1 under Registration No. 2-29193 and all amendments thereto.

3.2 Bylaws as presently in effect are herein incorporated by reference to the Form 10-K filed for the fiscal year ending February 28, 1981 (File No. 0-1500).

4.1 Loan agreement dated August 16, 1978, as amended, between Registrant and The Prudential Insurance Company of America relating to 10.125% promissory note due August 15, 1993 as modified by Credit Agreement dated August 30, 1984 between Registrant and Prudential Interfunding Corporation relating to a revolving loan agreement not exceeding $21,000,000, terminating August 30, 1988 is herein incorporated by reference to the Form 10-Q filed for the quarter ended September 1, 1984 (File No. 0-1500).

4.2 Loan agreement dated October 29, 1984 modifying credit agreement dated August 30,1984 with Prudential Interfunding Corporation, whereby Registrant reduced its revolving loan commitment from $21,000,000 to $16,000,000 and converted $4,200,000 into a fixed rate term loan at 13.725% due October 1994, is herein incorporated by reference to the 10-Q filed for the quarter ended December 1, 1984 (File No. 0-1500).
4.3 Loan agreement dated October 15, 1985 effective as of September
30, 1985 with Prudential Interfunding Corp. whereby Prudential Interfunding Corp. will make available to Registrant up to and including September
30, 1989 sums which shall not exceed $21,000,000 at interest rates equal to 1.875% per annum plus the rate charged to Prudential Interfunding Corp. by an affiliate on 30-day dealer-placed promissory notes is hereby incorporated by reference to the Form 10-Q filed for the quarter ended November 30, 1985.

4.4 Loan agreement (Promissory Note) dated August 6, 1986 with Prudential Insurance Company of American (Prudential) whereby Prudential will make available to Registrant $17,500,000 with interest at a rate of 9.375% on the unpaid balance. This agreement which replaces Registrant's agreement with Prudential dated October 15, 1985 is herein incorporated by reference to the Exhibit to the Form 10-Q filed for the quarter ended August 30, 1986.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K, continued

a. (3) Exhibits, continued

4.5 Amendment dated July 6, 1990 which amends the Loan Agreements with Prudential Insurance Company of America dated August 16, 1978 and with Prudential Interfunding Corporation dated August 30, 1984 and August 6, 1986.

4.6 Amended and restated secured credit agreement dated August 9, 1990 between registrant and American National Bank and Trust Company of Chicago, individually and as agent is herein incorporated by reference to the Exhibit to the Form 10-Q filed for the quarter ended September
1, 1990 and the amendment thereto dated December 7, 1990 is incorporated by reference to the Exhibit to Form 10-Q file for the quarter ended December 1, 1990. In addition, letters of notification pursuant to section 7.3(c) of the amended and restated secured credit agreement are herein incorporated by reference to the exhibit to the Form 10
Q filed for the quarter ended December 1, 1990.

4.7 Amendment dated August 9, 1990 which amends the loan agreements with Prudential Insurance Company of America dated August 16, 1978 and with Prudential Interfunding Corporation dated August 30, 1984 and August 6, 1986 is herein incorporated by reference to the Exhibit to the Form 10-Q filed for quarter ended September 1, 1990.

4.8 Amendment dated June 20, 1991 which amends the amended and restated secured credit agreement dated August 9, 1990 between registrant and American National Bank and Trust Company of Chicago, individually and as agent and the amendment thereto dated December 7, 1990.

4.9 Amendment dated June 20, 1991 which amends the loan agreements with Prudential Insurance Company of America dated August 16, 1978 and with Prudential Interfunding Corporation dated August 30, 1984 and August 6, 1986 and the amendment thereto dated August 9, 1990.

4.10 Amended and Restated Revolving Note dated June 20, 1991 between registrant and American National Bank, individually and as agent.

4.11 Amendment dated February 7, 1992 which amends the amended and restated secured credit agreement dated August 9, 1990 between registrant and American National Bank and Trust Company of Chicago, individually and as agent and the amendments thereto dated December 7, 1990 and June 20, 1991.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K, continued

a. (3)  Exhibits, continued.

4.12 Amendment dated February 7, 1992 which amends the loan agreements with Prudential Insurance Company of America dated August 16, 1978 and with Prudential Interfunding Corporation dated August 30, 1984 and August 6, 1986 and the amendments thereto dated August 9, 1990 and June 20, 1991.

4.13 Second Amended and Restated Revolving Note dated February 7, 1992 between registrant and American National Bank, individually and as agent.

4.14 Amendment dated May 29, 1992, which amends the amended and restated secured credit agreement dated August 9, 1990 between registrant and American National Bank and Trust Company of Chicago, individually and as agent and the amendments thereto dated December 7, 1990, June 20, 1991 and February 7, 1992.

4.15 Amendment dated May 29, 1992 which amends the loan agreements with Prudential Insurance Company of America dated August 16, 1978 and with Prudential Interfunding Corporation dated August 30, 1984 and August 6, 1986 and the amendments thereto dated August 9, 1990, June 20, 1991 and February 7, 1992.

4.16 Second Amended and restated secured credit agreement dated May 28, 1993, which amends and restates the amended and restated secured credit agreement dated August 9, 1990 between registrant and American National Bank and Trust Company of Chicago, individually and as agent and the amendments thereto dated December 7, 1990, June 20, 1991 and February 7, 1992 and May 29, 1992.

4.17 Amendment dated May 28, 1993, which amends the loan agreements with Prudential Insurance Company of America dated August 16, 1978 and with Prudential Interfunding Corporation dated August 30, 1984 and August 6, 1986 and the amendments thereto dated August 9, 1990, June 20, 1991 and February 7, 1992 and May 29, 1992.

4.18 Amendment dated May 10, 1994, which amends the second amended and restated secured credit agreement dated May 28, 1993 between registrant and American National Bank and Trust Company of Chicago, individually and as agent.

Item 14.  Exhibits, Financing Statements
          Schedules and Reports on Form 8-K, continued

a. (3) Exhibits, continued

4.19 Amendment dated May 10, 1994, which amends the loan agreement with Prudential Interfunding Corporation dated August 6, 1986 and the amendments thereto dated August 9, 1990, June 20, 1991, February 7, 1992, May 29, 1992 and May 28, 1993.

4.20 Amendment dated January 13, 1995, which amends the second amended and restated secured credit agreement dated May 28, 1993 between registrant and American National Bank and Trust Company of Chicago, individually and as agent, and the amendment thereto dated May 10, 1994.

4.21 Amendment dated January 13, 1995, which amends the loan agreement with Prudential Interfunding Corporation dated August 6, 1986 and the amendments thereto dated August 9, 1990, June 20, 1991, February 7, 1992, May 28, 1993 and May 10, 1994.

4.22 Amendment dated February 17, 1995 which amends the second amended and restated secured credit agreement dated May 28, 1993 between registrant and American National Bank and Trust Company of Chicago, individually and as agent and the amendments thereto dated May 10, 1994 and January
13, 1995.

4.23 Amendment dated February 17, 1995 which amends the loan agreements with Prudential Interfunding Corporation dated August 9, 1990, June
20, 1991, February 7, 1992, May 28, 1993, May 10, 1994 and January
13, 1995.

4.24 Amendment dated March 31, 1995 which amends the second amended and restated secured credit agreement dated May 28, 1993 between registrant and American National Bank and Trust Company of Chicago, individually and as agent and the amendments thereto dated May 10, 1994, January
13, 1995, February 17, 1995 and March 3, 1995.

4.25 Amendment dated March 31, 1995 which amends the loan agreements with Prudential Interfunding Corporation dated August 6, 1986 and the amendments thereto dated August 9, 1990, June 20, 1991, February 7, 1992, May 28, 1993, May 10, 1994, January 13, 1995 and February 17,
1995.

4.26 Amendment dated March 3, 1995 which amends the second amended and restated secured credit agreement dated May 28, 1993 between registrant and American National Bank and Trust Company of Chicago, individually and as agent and the amendments thereto dated May 10, 1994, January
13, 1995 and February 17, 1995.

Item 14.  Exhibits, Financing Statements
          Schedules and Reports on Form 8-K, continued

a. (3) Exhibits, continued

4.27 Letter of termination dated May 31, 1995, which terminates the second amended and restated secured credit agreement dated May 28, 1993 between registrant and American National Bank and Trust Company of Chicago, individually and as agent and the amendments thereto dated May 10, 1994, January 13, 1995, February 17, 1995 and March 3, 1995
and March 31, 1995.

4.28 Letter of termination dated May 31, 1995 which terminates the loan agreements with Prudential Interfunding Corporation dated August 6, 1986 and the amendments thereto dated August 9, 1990, June 20, 1991, February 7, 1992, May 28 1993, May 10, 1994, January 13, 1995, February
17, 1995 and March 31, 1995.

4.29 Loan and Security Agreement dated May 31, 1995 between registrant and Transamerica Business Credit Corporation.

4.30 Amendment dated October 3, 1995 which amends the Loan and Security Agreement dated May 31, 1995 with Transamerica Business Credit Corporation.

4.40 Amendment dated November 20, 1995 which amends the Loan and Security Agreement dated May 31, 1995 with Transamerica Business Credit Corporation and the amendment thereto dated October 3, 1995.

4.50 Amendment dated January 5, 1996 which amends the Loan and Security Agreement dated May 31, 1995 with Transamerica Business Credit Corporation and the amendments thereto dated October 3, 1995 and November 20, 1995.

4.51  Amendment dated May 30, 1996 which amends the Loan and
Security Agreement dated May 31, 1995 with Transamerica Business Credit Corporation and the amendments thereto dated October 3, 1995, November 20, 1995 and January 5, 1996.

10.1 1971 Stock Option Plan of the Company is incorporated herein by reference top Appendix A or the Company's definitive proxy statement for its annual meeting held July 11, 1978 (File No. 0-1500).

10.2 Deferred Compensation Plan dated July 8, 1975 is incorporated herein by reference to Exhibit 4 to the Form 10-K filed for the fiscal year ended February 28, 1976 and the amendment thereto dated July 14, 1977 is incorporated herein by reference to the Exhibit to the Form 10-K filed for the fiscal year ended February 25, 1978 (File No. 0
1500).

Item 14.  Exhibits, Financing Statements
          Schedules and Reports on Form 8-K, continued

a. (3) Exhibits, continued

10.4 Key Employees' Supplemental Medical Expense Benefit Plan is herein incorporate by reference to the Form 10-K for the fiscal year ended February 28, 1981 (File No. 0-1500).

10.5  Employment Agreement dated as of November 17, 1982 with David
B. Meltzer is incorporated by reference to the Exhibit to the Form
10-K filed for the fiscal year ended February 26, 1983 and the Amendment thereto dated April 11, 1988 is incorporated by reference to the exhibit to the Form 10-Q filed for the quarter ended May 28, 1988 (File No. 0-1500).

10.6 Stock purchase agreement dated December 17, 1984 is incorporated by reference to the exhibit to the Form S-1 Registration statement dated June 27, 1986.

10.7 Letter agreement dated January 4, 1982 and May 18, 1983 between the Company and each of two officers is incorporated by reference to the exhibit to the Form S-1 Registration statement dated June 27, 1986.

10.8 Credit and Security Agreement with American National Bank and Trust Company of Chicago dated July 6, 1990.

10.9 Inter-Creditor Agreement dated July 6, 1990, between American National Bank and Trust Company of Chicago and Prudential Insurance Company of America.

10.10 Commitment Letter dated June 29, 1990 for the secured revolving credit agreement with American National Bank and Trust Co. of Chicago.

10.11 Employment agreement dated July 5, 1990 with Leonard Levey is incorporated by reference to the Exhibit to the form 10-Q filed for the quarter ended June 2, 1990 and the Amendment thereto dated August 21, 1990 is incorporated by reference to the Exhibit to the form 10
Q filed for the quarter ended September 1, 1990.

10.12 Commitment letter dated January 20, 1992 for certain modifications to the amended and restated secured credit agreement dated August 9, 1990 and as amended June 20, 1991, between registrant, American National Bank and Trust Company of Chicago, individually and as agent, the Prudential Insurance Company of America, and the Prudential Interfunding Corporation.

10.13 Purchase agreement dated as of January 13, 1995 by and between registrant and Gilson, Incorporated, a Delaware Corporation.

Item 14.  Exhibits, Financing Statements
          Schedules and Reports on Form 8-K, continued

a. (3) Exhibits, continued

10.14 Covenant not to compete agreement dated as of January 13, 1995 be and between registrant, Karl B. Gittelman and C. Richard Gittelman.

10.15  Warrant to purchase shares of registrant's common stock.

11.0  Computation of Earnings Per Share.

      22.1 A list of the Registrant's subsidiaries is incorporated by reference to the Form 10-K filed for the fiscal year ended March 1, 1980 (File No. 0-1500).

b. Reports on Form 8-K

Items other than those listed are omitted because they are not required.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                              EVANS, INC.

                              By:  William E. Koziel
                                   -----------------
                                   William E. Koziel
                                   Vice President and Chief Financial Officer
Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature               Title                        Date
     -----------             -------                      ------

David B. Meltzer        Chairman of the Board           May 22, 1996
- ------------------
David B. Meltzer

Patrick J. Regan        President and Chief             May 22, 1996
- ---------------------    Executive Officer
Patrick J. Regan

Robert K. Meltzer       Executive Vice President        May 22, 1996
- ---------------------    General Merchandise Manager
Robert K. Meltzer

Samuel B. Garber        Vice President,                 May 22, 1996
- ---------------------    General Counsel and Secretary
Samuel B. Garber

Ernest R. Wish          Director                        May 22, 1996
- ---------------------
Ernest R. Wish

Harold Sussman          Director                        May 22, 1996
- ---------------------
Harold Sussman

Dennis Bookshester      Director                        May 22, 1996
- ----------------------
Dennis Bookshester

Gwendolyn L. Stanback   Director                        May 22, 1996
- ----------------------
Gwendolyn L. Stanback

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
 Board of Directors
Evans, Inc.

Our report on the consolidated financial statements of Evans, Inc.
and Subsidiaries is included on page 15 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page
31 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     COOPERS & LYBRAND L.L.P.

Chicago, Illinois
May 30, 1996

                        EVANS, INC. AND SUBSIDIAIRES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              for the years ended March 2, 1996, February 25, 1995
                           and February 26, 1994
                             ($ IN THOUSANDS)


        Column A        Column B        Column C         Column D     Column E
        --------        --------        --------         --------     --------
                                        Additions
                                   --------------------
                                      (1)        (2)
                         Balance    Charged    Charged                 Balance
                           at         to         to                      at
                        Beginning  Costs and    Other                  End of
      Description       of Period  Expenses   Accounts   Deduction(a)  Period
                        ---------  ---------  ---------  ---------    ---------
Year ended
 March 2, 1996
Allowance for doubtful
 accounts                   $794       $600                  $530         $864

Year ended
 February 25, 1995
Allowance for doubtful
 accounts                   $702       $609                  $517         $794

Year ended
 February 26, 1994
Allowance for doubtful
 accounts                   $912       $692                  $902         $702


Note:
(a) Uncollectible accounts receivable and inventory charged off, net of recoveries.


                                 EXHIBIT 11
                       EVANS, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE

                                         1996           1995           1994
                                      -----------   -------------   -----------
               Primary:
              ----------
Weighted average shares outstanding    4,918,301       4,918,301     4,918,301
Incremental shares for
  exercise of stock options                                            132,954
                                      -----------   -------------   -----------
Adjusted number of common
  shares outstanding                   4,918,301       4,918,301     5,051,255
                                      ===========   =============   ===========

Earnings (loss) before cumulative
  effect of accounting change           $234,000    ($12,064,000)     $460,000

Cumulative effect of income tax
  accounting change                                                  1,500,000
                                      -----------   -------------   -----------
Net earnings (loss)                     $234,000    ($12,064,000)   $1,960,000
                                      ===========   =============   ===========
Earnings (loss) per share:

Earnings (loss) before cumulative
  effect of accounting change             $.05         $(2.45)          $.09

Cumulative effect of income tax
  accounting change                                                      .30
                                      -----------   -------------   -----------
Net earnings (loss) per share             $.05         $(2.45)          $.39
                                      ===========   =============   ===========
            Fully diluted:
           ----------------
Weighted average shares outstanding    4,918,301       4,918,301     4,918,301
Incremental shares for
  exercise of stock options                              113,917       132,954
                                      -----------   -------------   -----------
Adjusted number of common
  shares outstanding                   4,918,301       5,032,218     5,051,255
                                      ===========   =============   ===========

Earnings (loss) before cumulative
  effect of accounting change           $234,000    ($12,064,000)     $460,000

Cumulative effect of income tax
  accounting change                                                  1,500,000
                                      -----------   -------------   -----------
Net earnings (loss)                     $234,000    ($12,064,000)   $1,960,000
                                      ===========   =============   ===========
Earnings (loss) per share:

Earnings (loss) before cumulative
  effect of accounting change             $.05         $(2.40)          $.09

Cumulative effect of income tax
  accounting change                                                      .30
                                      -----------   -------------   -----------
Net earnings (loss) per share             $.05         $(2.40)          $.39
                                      ===========   =============   ===========


                       EVANS, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS



                 Exhibit                       Page Nos.
                 -------                       ---------
                   4.51                         44 - 48

              AMENDMENT NO. 4 TO LOAN AND SECURITY AGREEMENT
              ----------------------------------------------

AMENDMENT NO. 4, dated as of May 30, 1996, between TRANSAMERICA BUSINESS CREDIT CORPORATION ("Lender"), and EVANS, INC. ("Borrower"), and Borrower's wholly-owned Subsidiaries, KOSLOW'S, INC. ("Koslow") and EVANS - ROSENDORF OF MARYLAND, INC. (Rosendorf") (Koslow and Rosendorf individually, a "Borrowing Subsidiary", and collectively, "Borrowing Subsidiaries").

Lender and Borrower and Borrowing Subsidiaries are parties to a Loan and Security Agreement dated as of May 31, 1995, as amended by Amendment No. 1 to Loan and Security Agreement dated as of October 3, 1995, by Amendment No. 2 to Loan and Security Agreement dated as of November
20, 1995, and by Amendment No. 3 to Loan and Security Agreement dated as of January 5, 1996 (the "Loan and Security Agreement"). Lender, Borrower and Borrowing Subsidiaries desire to amend the Loan and Security Agreement in certain respects and, accordingly, the parties hereto agree as follows:

1. Definitions. Except as otherwise provided herein, the terms defined in the Loan and Security Agreement are used herein as defined therein.

2. Amendments. Subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, the Loan and Security Agreement is amended as follows:

 A. Effective as of May 30, 1996, the definitions of "Maximum Facility Amount" and "Maximum Revolving Loan" in Section 1.1 are amended and restated as follows:

  Maximum Facility Amount: Twenty-Three Million, Five Hundred Thousand Dollars ($23,500,000) during the period beginning on May 30, 1996, and ending on October 14, 1996, Twenty-Five Million, Five Hundred Thousand Dollars ($25,500,000) during the period beginning on October 15, 1996, and ending on the earlier of January 3, 1997 or the date on which Borrower sells its leasehold estate in the Real Property commonly described as 36 South State Street, Chicago, Illinois, and Twenty-Three Million, Five Hundred Thousand Dollars ($23,500,000) at all times thereafter.

  Maximum Revolving Loan:  Twenty-One Million, Five Hundred Thousand
Dollars ($21,500,000) during the period beginning on May 30, 1996, and ending on October 14, 1996, Twenty-Three Million, Five Hundred
Thousand Dollars ($23,500,000) during the period beginning on October
15, 1996, and ending on the earlier of January 3, 1997, or the date on which Borrower sells its leasehold estate in the Real Property commonly described as 36 South State Street, Chicago, Illinois, and Twenty-One Million, Five Hundred Thousand Dollars ($21,500,000) at all times thereafter.

 B. Effective as of May 30, 1996, the definition of "Borrowing Base" in Section 3.1 is amended and restated as follows:

  The "Borrowing Base" shall mean, at any particular time, an amount equal to the lesser of the Maximum Revolving Loan, or the sum of the following:

  (i) Seventy-five percent (75%) (an "Advance Rate") of Eligible
  Owned Store Sales Accounts; plus

  (ii) Eighty percent (80%) (an "Advance Rate") of Eligible Licensed Department Sales Accounts; plus

  (iii) Fifty percent (50%) (an "Advance Rate") of Eligible Owned
Store Service Accounts and Eligible Licensed Department Service
Accounts; plus

  (iv) The lesser of (x) Twelve Million Dollars ($12,000,000) during the months of January, February, March and April, and Thirteen
Million Dollars ($13,000,000) during the months of May, June, July, August, September, October, November and December, except Fifteen Million Dollars ($15,000,000) during the period beginning on October 15, 1996, and ending on the earlier of January 3, 1997, or the date on which Borrower sells its leasehold estate in the Real Property commonly described as 36 South State Street, Chicago, Illinois, or (y) the sum of the following:

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

 C. Effective as of March 1, 1996, Section 7.3(D) is amended and restated as follows:

 (D) At the end of each Fiscal Year, Tangible Net Worth equal to or greater than the amount set opposite such Fiscal Year in the following schedule:

              Fiscal Year              Tangible Net Worth
              -----------              ------------------
                 1996                     $18,000,000

                 1997                     $19,000,000

                 1998                     $20,000,000

 D. Effective as of May 30, 1996, Sections 7.3 (A), (E), (F), (H) and (I) are amended and restated as follows:

  (A) Operating Losses (i) for the first fiscal quarter of each of the 1997 and 1998 fiscal years of not more than $925,000, and (ii) for the first and second Fiscal Quarters of each of the 1997 and 1998 Fiscal Years of not more than $3,025,000.

  (E) At the end of each Fiscal Quarter, Average Inventory Days of not more than the number set opposite such Fiscal Quarter in the following Schedule:

                Fiscal Quarter          Average Inventory Days
                --------------          -----------------------

                    First                        300

                    Second                       375

                    Third                        200

                    Fourth                       125

  (F) At the end of each Fiscal Year, Average Inventory Days of not more than 200.

  (H) At the end of each Fiscal Quarter Average Accounts Payable Days of not more than the number set opposite such Fiscal quarter in the following schedule:

           Fiscal Quarter            Average Accounts Payable Days
           --------------            -----------------------------

               First                               90

               Second                             110

               Third                              120

               Fourth                              85

  (I) At the end of each Fiscal Year, Average Accounts Payable Days of not more than 90.

3. Conditions Precedent. This Amendment No. 4 shall become effective upon the satisfaction of the following conditions precedent:

 3.1 Execution and Delivery of Amendment No. 4.  This Amendment No.
4 or counterparts thereof shall have been duly executed and delivered to Lender, Borrower and Borrowing Subsidiaries.

 3.2 Replacement Revolving Credit Note. Borrower and Borrowing Subsidiaries shall have executed and delivered to Lender a replacement Revolving
Credit Note in the form attached hereto as Exhibit A.

 3.3 Amendment Fee. Borrower and Borrowing Subsidiaries shall have paid to Lender solely as consideration for Lender agreeing to enter into this Amendment No. 4 an amendment fee in the amount of $25,000.

Upon the satisfaction of the foregoing conditions precedent, Lender shall mark the Replacement Revolving Credit Note date November 30, 1995, in the principal amount of $22,500,000, "replaced by Revolving Credit Note date May 30, 1996", and shall deliver same to Borrower and Borrowing Subsidiaries.

4. Representation and Warranty.   Borrower and each Borrowing Subsidiary
represents and warrants to Lender that the execution and delivery by Borrower and each Borrowing Subsidiary of the Amendment No. 4 are within Borrower's and each Borrowing Subsidiary's corporate power, have been duly authorized by all necessary or proper corporate action, are not in contravention of any provision of Borrower's or either Borrowing Subsidiary's Articles or Certificate of Incorporation or By-Laws, will not violate any law or regulation, or any order to decree of any court or governmental instrumentality, will not conflict with or result in the breach or termination of, constitute a default under, or accelerate any performance required by, any indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower or either Borrowing Subsidiary is a party or by which Borrower or either Borrowing Subsidiary or any of its property is bound and do not require the consent or approval of any governmental body, agency, authority or any other person.

5. Miscellaneous. Except as herein provided, the Loan and Security Agreement shall remain unchanged and in full force and effect. This Amendment No. 4 may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement. This Amendment No. 4 and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Illinois applicable to contracts made and performed in such state, without regard to the principals thereof regarding conflict of laws, and any applicable laws of the United States of America.

IN WITNESS WHEREOF, This Amendment No. 4 has been duly executed as of the day and year specified at the beginning hereof.


TRANSAMERICA BUSINESS CREDIT              EVANS, INC.
CORPORATION

By:       Matthew N. McAlpine             By:       William E. Koziel
   ______________________________            ______________________________
   Name:  Matthew N. McAlpine                Name:  William E. Koziel
   Title:    Senior Account Executive        Title:  Vice President and
                                                      Chief Financial Officer

                                          KOSLOW'S, INC.

                                          By:______________________________
                                             Name:  William E. Koziel
                                             Title:  Vice President and
                                                      Chief Financial Officer

                                          EVANS-ROSENDORF OF
                                          MARYLAND, INC.

                                          By:___________________________
                                             Name:  William E. Koziel
                                             Title:  Vice President and
                                                      Chief Financial Officer