Form 10-K/A
period 1996-03-02
EVANS INC
filed 1996-06-07
CIK 33780

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

                         EVANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     March 2, 1996 and February 25, 1995
                              ($ In Thousands)

                                                        1996        1995
                                                      --------    --------
ASSETS
- -------
Current assets:
  Cash and cash equivalents                              $220      $1,134
  Accounts receivable, less allowance for
    doubtful accounts of $864 and $794                 15,984      17,105
  Merchandise inventories                              14,761      16,401
  Prepaid expenses and other current assets             1,154         512
                                                      --------    --------
Total current assets                                   32,119      35,152
                                                      --------    --------
Property and equipment:
  Buildings                                             4,861       4,861
  Furniture and equipment                               6,080      10,993
  Leasehold improvements                                9,775      10,635
                                                      --------    --------
                                                       20,716      26,489

  Accumulated depreciation and amortization           (10,293)    (15,885)
                                                      --------    --------
                                                       10,423      10,604
                                                      --------    --------
Long-lived assets, principally intangible assets
  (net of accumulated amortization of $1,896 and
    and $1,632)                                         3,469       3,060
                                                      --------    --------
                                                      $46,011     $48,816
                                                      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------                   1996        1995
                                                      --------    --------
Current liabilities:
  Notes payable                                        $9,219      $9,965
  Current portion of long-term debt                     1,043         272
  Accounts payable                                      6,611       8,911
  Accrued liabilities:
    Payroll                                               680         575
    Taxes, other than on income                         1,446       1,590
    Rent                                                1,153       1,150
    Vacations                                             774         987
    Restructuring                                         215       1,401
    Other                                               1,187       1,221
  Income taxes                                              6           6
                                                      --------    --------
Total current liabilities                              22,334      26,078
                                                      --------    --------
Long-term debt                                          1,888       1,178
                                                      --------    --------
Other liabilities                                          11          16
                                                      --------    --------
Shareholders' equity:
  Preferred stock, $1.00 par value, 3,000,000 shares
    authorized, none issued
  Common stock, $.20 par value, 8,000,000 shares
    authorized, 6,333,435 shares issued                 1,267       1,267
  Capital in excess of par value                       15,660      15,660
  Retained earnings                                     9,449       9,215
  Treasury stock, 1,415,134 shares at cost             (4,598)     (4,598)
                                                      --------    --------
Total shareholders' equity                             21,778      21,544
                                                      --------    --------
                                                      $46,011     $48,816
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