Form 10-Q
period 1996-06-01
EVANS INC
filed 1996-07-12
CIK 33780

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended June 1, 1996

                       Commission File Number 0-1500

                                  EVANS, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                        36-1050870
     (State or other jurisdiction of              (IRS Employer
     Incorporation or organization)               Identification Number)

  36 South State Street, Chicago, Illinois                 60603
  (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code  312-855-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of July 12, 1996 4,918,301 shares of common stock, $.20 par value, were outstanding.

                         EVANS, INC. AND SUBSIDIARIES

                                    INDEX

                                                                 Page No.
Part I.    Financial Information                                 --------

    Condensed Consolidated Balance Sheets -
    June 1, 1996, May 27, 1995 and March 2, 1996                     2

    Condensed Consolidated Statements of Operations -
    Thirteen weeks ended June 1, 1996 and May 27, 1995               3

    Condensed Consolidated Statements of Cash Flows -
    Thirteen weeks ended June 1, 1996 and May 27, 1995               4

    Notes to Condensed Consolidated Financial Statements             5

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                            6 - 7

Part II.    Other Information                                        8

    Signatures                                                       9

    Index to Exhibits                                               10

                        PART I.   FINANCIAL INFORMATION
                         Evans, Inc. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    June 1, 1996   May 27, 1995   March 2, 1996
                                    ------------   ------------   -------------
ASSETS
- ------
Current assets:
 Cash and cash equivalents             $248,000       $273,000        $220,000
 Accounts receivable (net)           13,687,000     14,807,000      15,984,000
 Merchandise inventories             13,671,000     14,081,000      14,761,000
 Prepaid expenses and other assets      885,000        268,000       1,154,000
 Deferred income taxes                  573,000
                                    ------------   ------------   -------------
Total current assets                 29,064,000     29,429,000      32,119,000
                                    ------------   ------------   -------------

Property and equipment               20,783,000     22,697,000      20,716,000
Accumulated depreciation and
 amortization                       (10,576,000)   (12,243,000)    (10,293,000)
                                    ------------   ------------   -------------
 Net property and equipment          10,207,000     10,454,000      10,423,000

Other assets                          3,424,000      2,710,000       3,469,000
                                    ------------   ------------   -------------
                                    $42,695,000    $42,593,000     $46,011,000
                                    ============   ============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
 Notes payable                      $11,241,000     $9,965,000      $9,219,000
 Current portion of long-term debt    1,015,000        362,000       1,043,000
 Accounts payable                     1,895,000      4,604,000       6,611,000
 Accrued liabilities                  5,713,000      6,766,000       5,461,000
                                    ------------   ------------   -------------
Total current liabilities            19,864,000     21,697,000      22,334,000
                                    ------------   ------------   -------------
Long-term debt                        1,833,000      1,088,000       1,888,000
                                    ------------   ------------   -------------
Other liabilities                        11,000         11,000          11,000
                                    ------------   ------------   -------------
Shareholders' equity:
 Preferred stock, 3,000,000 shares
  authorized, none issued
 Common stock, 6,333,433 shares
  issued                              1,267,000      1,267,000       1,267,000
 Capital in excess of par value      15,660,000     15,660,000      15,660,000
 Retained earnings                    8,658,000      7,468,000       9,449,000
                                    ------------   ------------   -------------
                                     25,585,000     24,395,000      26,376,000
                                    ------------   ------------   -------------
Treasury stock (1,415,134 shares
 at cost)                            (4,598,000)    (4,598,000)     (4,598,000)
                                    ------------   ------------   -------------
Total shareholders' equity           20,987,000     19,797,000      21,778,000
                                    ------------   ------------   -------------
                                    $42,695,000    $42,593,000     $46,011,000
                                    ============   ============   =============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                             Thirteen weeks ended
                                        ------------------------------
                                        June 1, 1996      May 27, 1995
                                        ------------      ------------
Net sales                                $8,839,000       $12,300,000
Service revenues                          4,664,000         4,981,000
                                        ------------      ------------
                                         13,503,000        17,281,000
Costs and expenses:                     ------------      ------------

   Cost of goods and services sold,
     buying and occupancy costs           8,491,000        11,978,000
   Selling and general expenses           5,930,000         6,625,000
   Provision for doubtful accounts          113,000           148,000
   Interest expense                         333,000           280,000
   Other income, net                                           (3,000)
                                        ------------      ------------
                                         14,867,000        19,028,000
                                        ------------      ------------

Loss before credit for income taxes      (1,364,000)       (1,747,000)

Credit for income taxes                     573,000            --
                                        ------------      ------------
Net loss                                  ($791,000)      ($1,747,000)
                                        ============      ============

Net loss per common share                    ($0.16)           ($0.36)
                                        ============      ============

Cash dividends per common share              --                --

Weighted average number of common
  shares outstanding                      4,918,301         4,918,301
                                        ============      ============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Thirteen weeks ended
                                              ------------------------------
                                              June 1, 1996      May 27, 1995
                                              ------------      ------------
Cash Flows from Operating Activities:

Net loss                                        ($791,000)      ($1,747,000)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                   341,000           342,000
  Provision for doubtful accounts                 113,000           148,000

Change in assets and liabilities:
  Accounts receivable                           2,184,000         2,150,000
  Merchandise inventories                       1,090,000         2,320,000
  Prepaid expenses and other current assets       269,000           244,000
  Deferred income taxes                          (573,000)                0
  Other assets                                    (13,000)          305,000
  Accounts payable                             (4,716,000)       (4,307,000)
  Accrued liabilities                             252,000          (164,000)
  Other liabilities                                     0            (5,000)
                                              ------------      ------------
Net cash used in operating activities          (1,844,000)         (714,000)

Cash Flows from Investing Activities:

Proceeds from the sale of property
 and equipment                                                       10,000
Additions to property and equipment               (67,000)         (157,000)
                                              ------------      ------------
Net cash used in investing activities             (67,000)         (147,000)

Cash Flows from Financing Activities:

Net cash provided by financing activities       1,939,000                 0
                                              ------------      ------------
Net increase (decrease) in cash and
 cash equivalents                                  28,000          (861,000)
Cash and cash equivalents at beginning
 of period                                        220,000         1,134,000
                                              ------------      ------------
Cash and cash equivalents at end of period       $248,000          $273,000
                                              ============      ============

Supplemental Disclosures of Cash Flow Information:
- --------------------------------------------------
Cash paid during the period for:
  Interest                                       $336,000          $211,000
  Income taxes                                      4,000             4,000

See accompanying notes to condensed consolidated financial statements.

                         EVANS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1. The financial information included herein was prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with those reflected in the 1996 Form 10-K Annual Report filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1996 Form 10-K Annual Report.

    The information furnished herein, other than the Condensed Consolidated Balance Sheet as of March 2, 1996, is unaudited and includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Condensed Consolidated Balance
    Sheet as of March 2, 1996 has been derived from, and does not include all the disclosures contained in the audited financial statements as of and for the year ended March 2, 1996.

2. Because of the seasonal nature of the Company's business, operating results for the first thirteen weeks are not considered to be indicative of the results that may be expected for the full year. Historically, the Company realizes a major portion of its annual revenues and most of its earnings in the fourth quarter of its fiscal year.

3. Common share equivalents were not included in the computation of earnings per share for the thirteen weeks ended June 1, 1996 and May 27, 1995, because the periods resulted in net losses and the effect would be antidilutive.

4. Certain reclassifications have been made to the Condensed Consolidated Balance Sheet for May 27, 1995 to conform to the presentation for March 2, 1996 and June 1, 1996. Such reclassifications did not effect the previously reported operating results.

5. On July 5, 1996, the Company amended its revolving credit agreement to reflect its current operating condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at June 1, 1996 were $248,000 as compared to $220,000 at March 2, 1996. The increase was due to cash provided by financing activities of $1,939,000 partially offset by cash used in operating activities of $1,844,000 and cash used in investing activities of $67,000.

The cash provided by financing activities was due primarily to an increase in notes payable of $2,022,000.

The cash used in operating activities was due primarily to the net loss of $791,000 and a decrease in accounts payable of $4,716,000, partially offset by a decrease in accounts receivable of $2,184,000 and a decrease in merchandise inventories of $1,090,000.

The cash used in investing activities was the result of additions to property and equipment of $67,000.

Working capital at June 1, 1996 was $9,200,000 as compared to $9,785,000 at March 2, 1996.

The revolving line of credit which expires May 31, 1998 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures during fiscal 1997.

Results of Operations

Total revenues for the first quarter ended June 1, 1996 decreased $3,778,000 (21.9%) as compared to the same period last year. Fur merchandise sales decreased $1,566,000 (30.0%) due primarily to a decrease of $889,000 (20.1%) in sales at comparable locations and a decrease of $580,000 in sales associated with four Company-owned locations closed during and subsequent to the first quarter of the prior year. In addition, a decrease of $97,000 in sales was associated with the announced termination of the Company's license agreement with Strawbridge & Clothier. The decrease in fur merchandise sales at comparable locations as compared to the prior year period was due largely to the elimination of certain highly promotional fur events which produced marginal results last year. Women's ready-to-wear sales decreased $1,895,000 (26.8%) due primarily to a decrease of $1,379,000 (21.0%) in sales at comparable locations and a decrease of $516,000 in sales associated with two Company owned locations closed during and subsequent to the first quarter of the prior year. The decrease in women's ready-to-wear sales at comparable locations was indicative of industry trends as well as the impact of the unseasonably cold spring weather in the midwest during the Mother's
Day and Easter promotional periods. Service revenues decreased $317,000 (6.4%) due primarily to a decrease of $179,000 in sales associated with four Company-owned locations closed during and subsequent to the first

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

quarter of the prior year and a decrease of $299,000 in sales associated with the announced termination of the Company's license agreement with Strawbridge & Clothier, partially offset by an increase of $161,000 (3.6%) in sales at comparable locations.

Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues for the first quarter were 62.9% as compared to 69.3% for the same period last year. Cost of goods and services sold as a percentage of total revenues decreased (45.2% versus 54.4%) due primarily to the Company's continuing plan to focus on achieving higher gross margins on lower planned sales. Buying costs as a percentage of total revenues were comparable with prior year levels. Occupancy costs as a percentage of total revenues increased (14.1% versus 12.2%) due primarily to the impact of fixed rental costs as measured against the overall decrease in sales.

Total selling and general expenses decreased $695,000 (10.5%) as compared to the prior year due primarily to a decrease of $457,000 (10.5%) in payroll and related fringe benefits and a decrease of $235,000 (20.2%) in advertising expense.

Interest expense for the first quarter increased $58,000 (21.2%) due primarily to higher average short-term borrowings as compared to the prior year.

The pre-tax loss for the first quarter of $1,364,000 as compared to $1,747,000 for the same period last year was due largely to the increase in gross margin percentages and the decrease in selling and general expenses.

The credit for income taxes in the prior year was offset by an increase in the Company's valuation allowance with respect to the future tax benefits of the net operating loss as a result of the uncertainty of their ultimate realization.

                        PART II - OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Part I.  Exhibit 4.52

                       Amendment No. 5 to Loan and Security Agreement between Registrant and Transamerica Business Credit Corporation.

                    Exhibit 11

                       Computation of earnings per share.

           (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended June 1, 1996.

      Items other than those listed are omitted because they are not required.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                           EVANS, INC.

DATE:   July 12, 1996                      PATRICK J. REGAN
                                           PATRICK J. REGAN
                                           President and
                                           Chief Executive Officer

DATE:   July 12, 1996                      WILLIAM E. KOZIEL
                                           WILLIAM E. KOZIEL
                                           Vice President and
                                           Chief Financial Officer

                         EVANS, INC. AND SUBSIDIARIES

                Exhibit                                 Page Nos.

                  4.52                                   11 - 12

                   11                                      13

                 AMENDMENT NO. 5 TO LOAN AND SECURITY AGREEMENT

  AMENDMENT NO. 5, dated as of July 5, 1996, between TRANSAMERICA BUSINESS CREDIT CORPORATION ("Lender"), and EVANS, INC. ("Borrower"), and Borrower's wholly-owned Subsidiaries, KOSLOW'S, INC. ("Koslow") and EVANS - ROSENDORF OF MARYLAND, INC. ("Rosendorf") (Koslow and Rosendorf individually, a "Borrowing Subsidiary", and collectively, "Borrowing Subsidiaries").

  Lender and Borrower and Borrowing Subsidiaries are parties to a Loan and Security Agreement dated as of May 31, 1995, as amended by Amendment No. 1 to Loan and Security Agreement dated as of October 3, 1995, by Amendment No. 2 to Loan and Security Agreement dated as of November
20, 1995, by Amendment No. 3 to Loan and Security Agreement dated as of January 5, 1996, and by Amendment No. 4 to Loan and Security Agreement dated as of May 30, 1996 (the "Loan and Security Agreement"). Lender, Borrower and Borrowing Subsidiaries desire to amend the Loan and Security Agreement in certain respects and, accordingly, the parties hereto agree as follows:

  1. Definitions. Except as otherwise provided herein, the terms defined in the Loan and Security Agreement are used herein as defined therein.

  2. Amendment. Effective as of June 1, 1996, Section 7.3(G) of the Loan and Security Agreement is amended and restated as follows:

  "(G) (i) at the end of each Fiscal Quarter subsequent to the date hereof, Average Accounts Receivable Days of not more than 211 with respect to Owned Store Sales Accounts, and not more than 45 with respect to Licensed Department Sales Accounts, (ii) at the end of each of the third Fiscal Quarters subsequent to the date hereof, Average Accounts Receivable Days of not more than 115 with respect to Owned Store Service Accounts, and not more than 220 with respect to Licensed Department Service Accounts, and (iii) at the end of each of the first, second and fourth Fiscal Quarters subsequent to the date hereof, Average Accounts Receivable Days of not more than 75 with respect to Owned Store Service Accounts, and not more than 85 with respect to Licensed Department
Service Accounts."

  3. Representation and Warranty. Borrower and each Borrowing Subsidiary represents and warrants to Lender that the execution and delivery by Borrower and each Borrowing Subsidiary of this Amendment No. 5 are within Borrower's and each Borrowing Subsidiary's corporate power, have been duly authorized by all necessary or proper corporate action, are not in contravention of any provision of Borrower's or either Borrowing Subsidiary's Articles or Certificate of Incorporation or By-Laws, will not violate any law or regulation, or any order or decree of any court or governmental instrumentality, will not conflict with or result in the breach or termination of, constitute a default under, or accelerate any performance required by, any indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower or either Borrowing Subsidiary is a party or by which Borrower or either Borrowing Subsidiary or any of its property is bound and do not require the consent or approval of any governmental body, agency, authority or any other person.

  4. Miscellaneous. Except as herein provided, the Loan and Security Agreement shall remain unchanged and in full force and effect. This Amendment No. 5 may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement. This Amendment No. 5 and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Illinois applicable to contracts made and performed in such state, without regard to the principles thereof regarding conflict of laws, and any applicable laws of the United States of America.

  IN WITNESS WHEREOF, this Amendment No. 5 has been duly executed as of the day and year specified at the beginning hereof.

TRANSAMERICA BUSINESS CREDIT                EVANS, INC.
CORPORATION

By:        MATTHEW N. MCALPINE              By:        PATRICK J. REGAN
   Name:   MATTHEW N. MCALPINE                 Name:   PATRICK J. REGAN
   Title:  Senior Account Executive            Title:  President and
                                                       Chief Executive Officer

                                            KOSLOW'S, INC.

                                            By:        PATRICK J. REGAN
                                               Name:   PATRICK J. REGAN
                                               Title:  President and
                                                       Chief Executive Officer

                                            EVANS - ROSENDORF OF
                                            MARYLAND, INC.

                                            By:        PATRICK J. REGAN
                                               Name:   PATRICK J. REGAN
                                               Title:  President and
                                                       Chief Executive Officer

                                 EXHIBIT 11
                         EVANS, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE


                                           Thirteen  weeks  ended
                                        ------------------------------
                                        June 1, 1996      May 27, 1995
                                        ------------      ------------
Primary:
- --------
Weighted average shares outstanding       4,918,301         4,918,301

Incremental shares for
 exercise of stock options                   --                --
                                        ------------      ------------
Adjusted number of common
  shares outstanding                      4,918,301         4,918,301
                                        ============      ============

Net loss                                  ($791,000)      ($1,747,000)
                                        ============      ============

 Net loss per share                          ($0.16)           ($0.36)
                                        ============      ============


             Fully diluted:

Weighted average shares outstanding       4,918,301         4,918,301

Incremental shares for
 exercise of stock options                   --                --
                                        ------------      ------------
Adjusted number of common
  shares outstanding                      4,918,301         4,918,301
                                        ============      ============

Net loss                                  ($791,000)      ($1,747,000)
                                        ============      ============

 Net loss per share                          ($0.16)           ($0.36)
                                        ============      ============

                                   - 13 -