Form 10-Q
period 1996-08-31
EVANS INC
filed 1996-10-15
CIK 33780

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended August 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 11, 1996 4,918,301 shares of common stock, $.20 par value, were outstanding.

                         EVANS, INC. AND SUBSIDIARIES

                                    INDEX

                                                                  Page No.
Part I.    Financial Information                                  --------

           Condensed Consolidated Balance Sheets -
           August 31, 1996, August 26, 1995
           and March 2, 1996                                          2

           Condensed Consolidated Statements of Operations -
           Thirteen and Twenty-six weeks ended
           August 31, 1996 and August 26, 1995                        3

           Condensed Consolidated Statements of Cash Flows -
           Twenty-six weeks ended August 31, 1996
           and August 26, 1995                                        4

           Notes to Condensed Consolidated Financial Statements     5 - 6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7 - 9


Part II.   Other Information                                         10

           Signatures                                                11

           Index to Exhibits                                         12

                        PART I.   FINANCIAL INFORMATION
                         Evans, Inc. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                      August 31,     August 26,      March 2,
                                        1996           1995           1996
                                    ------------   ------------   ------------
ASSETS
------
Current assets:
 Cash and cash equivalents             $764,000       $931,000     $1,378,000
 Accounts receivable (net)           12,577,000     13,547,000     15,984,000
 Merchandise inventories             17,445,000     16,946,000     14,761,000
 Prepaid expenses and other assets    1,244,000        765,000      1,154,000
 Deferred income taxes                1,583,000
                                    ------------   ------------   ------------
Total current assets                 33,613,000     32,189,000     33,277,000
                                    ------------   ------------   ------------

Property and equipment               20,931,000     22,893,000     20,716,000
Accumulated depreciation and
 amortization                       (10,831,000)   (12,416,000)   (10,293,000)
                                    ------------   ------------   ------------
 Net property and equipment          10,100,000     10,477,000     10,423,000

Other assets                          3,353,000      2,870,000      3,469,000
                                    ------------   ------------   ------------
                                    $47,066,000    $45,536,000    $47,169,000
                                    ============   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Notes payable                      $11,707,000     $9,724,000     $9,219,000
 Current portion of long-term debt    1,043,000        692,000      1,043,000
 Accounts payable                     7,361,000      8,050,000      7,769,000
 Accrued liabilities                  5,784,000      7,123,000      5,461,000
                                    ------------   ------------   ------------
Total current liabilities            25,895,000     25,589,000     23,492,000
                                    ------------   ------------   ------------
Long-term debt                        1,569,000      2,612,000      1,888,000
                                    ------------   ------------   ------------
Other liabilities                        11,000         11,000         11,000
                                    ------------   ------------   ------------
Shareholders' equity:
 Preferred stock, 3,000,000 shares
  authorized, none issued
 Common stock, 6,333,433 shares
  issued                              1,267,000      1,267,000      1,267,000
 Capital in excess of par value      15,660,000     15,660,000     15,660,000
 Retained earnings                    7,262,000      4,995,000      9,449,000
                                    ------------   ------------   ------------
                                     24,189,000     21,922,000     26,376,000
                                    ------------   ------------   ------------
Treasury stock (1,415,134 shares
 at cost)                            (4,598,000)    (4,598,000)    (4,598,000)
                                    ------------   ------------   ------------
Total shareholders' equity           19,591,000     17,324,000     21,778,000
                                    ------------   ------------   ------------
                                    $47,066,000    $45,536,000    $47,169,000
                                    ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                           Thirteen weeks ended        Twenty-six weeks ended
                        --------------------------   --------------------------
                          Aug. 31,      Aug. 26,       Aug. 31,      Aug. 26,
                            1996          1995           1996          1995
                        ------------  ------------   ------------  ------------
Net sales                $6,754,000    $7,999,000    $15,593,000   $20,299,000
Service revenues          4,220,000     4,328,000      8,884,000     9,309,000
                        ------------  ------------   ------------  ------------
                         10,974,000    12,327,000     24,477,000    29,608,000
                        ------------  ------------   ------------  ------------
Costs and expenses:

 Cost of goods and
  services sold, buying
  and occupancy costs     7,706,000     8,978,000     16,197,000    20,956,000
 Selling and general
  expenses                5,239,000     5,396,000     11,169,000    12,021,000
 Provision for doubtful
  accounts                   86,000       102,000        199,000       250,000
 Interest expense           354,000       324,000        687,000       604,000
 Other income, net           (5,000)       --             (5,000)       (3,000)
                        ------------  ------------   ------------  ------------
                         13,380,000    14,800,000     28,247,000    33,828,000
                        ------------  ------------   ------------  ------------

Loss before credit
 for income taxes        (2,406,000)   (2,473,000)    (3,770,000)   (4,220,000)

Credit for income taxes   1,010,000        --          1,583,000        --
                        ------------  ------------   ------------  ------------
Net loss                ($1,396,000)  ($2,473,000)   ($2,187,000)  ($4,220,000)
                        ============  ============   ============  ============

Net loss per common
 share                       ($0.28)       ($0.50)        ($0.44)       ($0.86)
                        ------------  ------------   ------------  ------------

Cash dividends per
 common share                --            --             --            --

Weighted average number
 of common shares
 outstanding              4,918,301     4,918,301      4,918,301     4,918,301
                        ============  ============   ============  ============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Twenty-six weeks ended
                                              -------------------------------
                                              Aug. 31, 1996     Aug. 26, 1995
                                              -------------     -------------
Cash Flows from Operating Activities:

Net loss                                      ($2,187,000)      ($4,220,000)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                   681,000           691,000
  Provision for doubtful accounts                 199,000           250,000

Change in assets and liabilities:
  Accounts receivable                           3,208,000         3,308,000
  Merchandise inventories                      (2,684,000)         (545,000)
  Prepaid expenses and other current assets       (90,000)         (253,000)
  Deferred income taxes                        (1,583,000)                0
  Other assets                                     13,000           100,000
  Accounts payable                               (408,000)       (2,627,000)
  Accrued liabilities                             323,000           193,000
  Other liabilities                                     0            (5,000)
                                              ------------      ------------
Net cash used in operating activities          (2,528,000)       (3,108,000)

Cash Flows from Investing Activities:

Proceeds from the sale of property
 and equipment                                      5,000            10,000
Additions to property and equipment              (260,000)         (484,000)
                                              ------------      ------------
Net cash used in investing activities            (255,000)         (474,000)

Cash Flows from Financing Activities:

Proceeds from short-term borrowing              2,488,000         1,654,000
Principal payments on long-term debt             (319,000)          (41,000)
                                              ------------      ------------
Net cash provided by financing activities       2,169,000         1,613,000
                                              ------------      ------------
Net decrease in cash and cash equivalents        (614,000)       (1,969,000)
Cash and cash equivalents at beginning
 of period                                      1,378,000         2,900,000
                                              ------------      ------------
Cash and cash equivalents at end of period       $764,000          $931,000
                                              ============      ============

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
Cash paid during the period for:
  Interest                                       $583,000          $532,000
  Income taxes                                     75,000            15,000

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

3. Common share equivalents were not included in the computation of earnings per share for the thirteen and twenty-six weeks ended August 31, 1996 and August 26, 1995, because the periods resulted in net losses and the effect would be antidilutive.

4. Certain reclassifications have been made to the Condensed Consolidated Balance Sheets for August 26, 1995 and March 2, 1996 and the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended August 26, 1995 to conform to the presentation for August 31, 1996. Such reclassifications did not effect the previously reported operating results.

5. On October 11, 1996, the Company amended its revolving credit agreement to reflect its current operating condition.

                         EVANS, INC. AND SUBSIDIARIES

                                 (Unaudited)

6. On September 27, 1996, the Company entered into a contract, subject to due diligence on behalf of the purchaser, to sell its property in Fort Worth, Texas for $350,000. The purchase agreement, as contemplated, is expected to close no later than December 13, 1996. Proceeds will be used to pay down long-term debt as required by the loan agreement.

7. Subsequent to the second quarter of fiscal 1997, the Company, pursuant to the Evans, Inc. 1994 Stock Option Program, granted 41,500 options to 62 key employees at the price of $2.25 being 100% of market value on the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at August 31, 1996 were $764,000 as compared to $1,378,000 at March 2, 1996. The decrease was due to cash used in operating activities of $2,528,000 and cash used in investing activities of $255,000, partially offset by cash provided by financing activities of $2,169,000.

The cash used in operating activities was due primarily to the net loss of $2,187,000, an increase in merchandise inventories of $2,684,000 due to the seasonal nature of the Company's business and a decrease in accounts payable of $408,000, partially offset by a decrease in accounts receivable of $3,208,000.

The cash used in investing activities was largely the result of additions to property and equipment of $260,000.

The cash provided by financing activities was due primarily to an increase in notes payable of $2,488,000, partially offset by principal payments on long-term debt of $319,000.

Working capital at August 31, 1996 was $7,718,000 as compared to $9,785,000 at March 2, 1996.

The revolving line of credit which expires May 31, 1998 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures during fiscal 1997.

Results of Operations

Total revenues for the second quarter ended August 31, 1996 decreased $1,353,000 (11.0%) as compared to the same period last year. Overall, fur merchandise sales were comparable with the prior year. Included in the second quarter were $335,000 in sales associated with a successful store closing event related to the termination of the Company's license agreement with Strawbridge & Clothier partially offset by a $261,000
(8.8%) decrease at comparable locations and an $81,000 decrease associated with locations closed subsequent to the second quarter of the prior year. Women's ready-to-wear sales decreased $1,238,000 (25.0%) due primarily to a decrease of $1,088,000 (22.6%) in sales at comparable locations and a decrease of $150,000 in sales associated with a Company owned location closed subsequent to the second quarter of the prior year. Service revenues decreased $108,000 (2.5%) due primarily to a decrease of $210,000 in sales associated with locations closed subsequent to the second quarter of the prior year partially offset by an increase of $102,000 (2.6%) in sales at comparable locations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Total revenues for the first six months decreased $5,131,000 (17.3%) as compared to the same period last year. Fur merchandise sales decreased $1,573,000 (19.1%) due primarily to a $1,150,000 (15.6%) decrease in sales at comparable locations and a $758,000 decrease in sales associated with locations closed during and subsequent to the first quarter of the prior year. These decreases were partially offset by $335,000 in sales associated with a successful store closing event as a result of the termination of the Company's license agreement with Strawbridge
& Clothier. Women's ready-to-wear sales decreased $3,133,000 (26.0%) due primarily to a $2,467,000 (21.7%) decrease in sales at comparable locations and a $666,000 decrease in sales associated with two Company owned locations closed during and subsequent to the first quarter of the prior year. The decrease in women's ready-to-wear sales at comparable locations is indicative of the fiercely competitive retail atmosphere in women's apparel. Service revenues decreased $425,000 (4.6%) due primarily to a $688,000 decrease in sales associated with locations closed during and subsequent to the first quarter of the prior year, partially offset by an increase of $263,000 (3.1%) in sales at comparable locations.

Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues for the second quarter and first six months decreased (70.2% versus 72.8% and 66.2% versus 70.8%, respectively) in comparison with the prior year periods. Cost of goods and services sold as a percentage of total revenues for the second quarter and first six months decreased (49.4% versus 52.2% and 47.1% versus 53.5%, respectively) due primarily to the Company's continuing to achieve higher gross margins on merchandise sales. Buying costs as a percentage of total revenues for the second quarter and first six months were comparable with prior year levels. Occupancy costs as a percentage of total revenues for the second quarter were comparable with the same period last year. Occupancy costs as a percentage of total revenues for the first six months increased (15.4% versus 14.3%) due primarily to the impact of fixed rental costs as measured against the overall decrease in sales.

Total selling and general expenses decreased $157,000 (2.9%) and $852,000 (7.1%) for the second quarter and first six months, respectively, as compared to the prior year periods. Payroll and related fringe benefits decreased $161,000 (4.1%) and $618,000 (7.4%) for the second quarter and first six months, respectively, due primarily to costs associated with locations closed during and subsequent to the first quarter of the prior year and staff reductions initiated subsequent to the second quarter of the prior year. Advertising expense decreased $58,000 (16.9%) and $292,000 (19.5%) for the second quarter and first six months, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Interest expense for the second quarter and first six months increased $30,000 (9.3%) and $83,000 (13.7%) respectively, due primarily to higher average short-term borrowings as compared to the prior year periods.

The lower pre-tax losses for the second quarter and first six months ($2,406,000 versus $2,473,000 and $3,770,000 versus $4,220,000, respectively)
were due largely to the increase in gross margin percentages and the decrease in selling and general expenses in comparison with the same periods last year.

The income tax credits for the second quarter and first six months of the prior year were offset by increases in the Company's valuation allowance with respect to the future tax benefits of the net operating losses as a result of the uncertainty of their ultimate realization.

                      PART II - OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Part I.  Exhibit 4.53

                       Amendment No. 6 to Loan and Security Agreement between Registrant and Transamerica Business Credit Corporation.

                    Exhibit 11

                       Computation of earnings per share.

           (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended August 31, 1996.

    Items other than those listed are omitted because they are not required.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                           EVANS, INC.

DATE:   October 11, 1996                   PATRICK J. REGAN
                                           PATRICK J. REGAN
                                           President and
                                           Chief Executive Officer

DATE:   October 11, 1996                   WILLIAM E. KOZIEL
                                           WILLIAM E. KOZIEL
                                           Vice President and
                                           Chief Financial Officer

                         EVANS, INC. AND SUBSIDIARIES

                     Exhibit                Page Nos.

                      4.53                   13 - 14

                       11                      15

              AMENDMENT NO. 6 TO LOAN AND SECURITY AGREEMENT

  AMENDMENT NO. 6, dated as of October 11, 1996, between TRANSAMERICA BUSINESS CREDIT CORPORATION ("Lender"), and EVANS, INC. ("Borrower"), and Borrower's wholly-owned Subsidiaries, KOSLOW'S, INC. ("Koslow") and EVANS - ROSENDORF OF MARYLAND, INC. ("Rosendorf") (Koslow and Rosendorf individually, a "Borrowing Subsidiary", and collectively, "Borrowing Subsidiaries").

  Lender and Borrower and Borrowing Subsidiaries are parties to a Loan and Security Agreement dated as of May 31, 1995, as amended by Amendment No. 1 to Loan and Security Agreement dated as of October 3, 1995, by Amendment No. 2 to Loan and Security Agreement dated as of November
20, 1995, by Amendment No. 3 to Loan and Security Agreement dated as of January 5, 1996, by Amendment No. 4 to Loan and Security Agreement dated as of May 30, 1996, and by Amendment No. 5 to Loan and Security Agreement dated as of July 5, 1996 (the "Loan and Security Agreement"). Lender, Borrower and Borrowing Subsidiaries desire to amend the Loan and Security Agreement in certain respects and, accordingly, the parties hereto agree as follows:

  1. Definitions. Except as otherwise provided herein, the terms defined in the Loan and Security Agreement are used herein as defined therein.

  2. Amendment. Effective as of August 31, 1996, Section 7.3(E) of the Loan and Security Agreement is amended and restated as follows:

  "(E) Average Inventory Days (i) at the end of the second Fiscal Quarter of the 1997 Fiscal Year, of not more than 420, (ii) at the end of the third Fiscal Quarter of the 1997 Fiscal Year, of not more than 208, and (iii) at the end of each Fiscal Quarter, commencing with the fourth Fiscal Quarter of the 1997 Fiscal Year, not more than the number set opposite such Fiscal Quarter in the following schedule:

          Fiscal Quarter          Average Inventory Days

             First                         300
             Second                        375
             Third                         200
             Fourth                        125"

  3. Term Note B. The maturity date of Term Note B is extended to the earlier of (a) the date on which Borrower sells its owned Real Property commonly described as 405 West Seventh Street, Fort Worth, Texas, or
(b) December 31, 1996.

  4. Representation and Warranty. Borrower and each Borrowing Subsidiary represents and warrants to Lender that the execution and delivery by Borrower and each Borrowing Subsidiary of this Amendment No. 6 are within Borrower's and each Borrowing Subsidiary's corporate power, have been duly authorized by all necessary or proper corporate action, are not in contravention of any provision of Borrower's or either Borrowing Subsidiary's Articles or Certificate of Incorporation or By-Laws, will not violate any law or regulation, or any order or decree of any court or governmental instrumentality, will not conflict with or result in the breach or termination of, constitute a default under, or accelerate any performance required by, any indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower or either Borrowing Subsidiary is a party or by which Borrower or either Borrowing Subsidiary or any of its property is bound and do not require the consent or approval of any governmental body, agency, authority or any other person.

  4. Miscellaneous. Except as herein provided, the Loan and Security Agreement shall remain unchanged and in full force and effect. This Amendment No. 6 may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement. This Amendment No. 6 and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Illinois applicable to contracts made and performed in such state, without regard to the principles thereof regarding conflict of laws, and any applicable laws of the United States of America.

  IN WITNESS WHEREOF, this Amendment No. 6 has been duly executed as of the day and year specified at the beginning hereof.

TRANSAMERICA BUSINESS CREDIT                EVANS, INC.
CORPORATION

By:        MATTHEW N. MCALPINE              By:        WILLIAM E. KOZIEL
   Name:   MATTHEW N. MCALPINE                 Name:   WILLIAM E. KOZIEL
   Title:  Senior Account Executive            Title:  Vice President and
                                                       Chief Financial Officer

                                            KOSLOW'S, INC.

                                            By:        WILLIAM E. KOZIEL
                                               Name:   WILLIAM E. KOZIEL
                                               Title:  Vice President and
                                                       Chief Financial Officer

                                            EVANS - ROSENDORF OF
                                            MARYLAND, INC.

                                            By:        WILLIAM E. KOZIEL
                                               Name:   WILLIAM E. KOZIEL
                                               Title:  Vice President and
                                                       Chief Financial Officer

                                  EXHIBIT 11
                         EVANS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE

                          Thirteen  weeks  ended      Twenty-six  weeks  ended
                        --------------------------   --------------------------
                          Aug. 31,      Aug. 26,       Aug. 31,      Aug. 26,
                            1996          1995           1996          1995
                        ------------  ------------   ------------  ------------
        Primary:
        --------

Weighted average
 shares outstanding       4,918,301     4,918,301      4,918,301     4,918,301

Incremental shares
 for exercise of
 stock options               99,165        --             42,487        --
                        ------------  ------------   ------------  ------------
Adjusted number of
 common shares
 outstanding              5,017,466     4,918,301      4,960,788     4,918,301
                        ============  ============   ============  ============

Net loss                ($1,396,000)  ($2,473,000)   ($2,187,000)  ($4,220,000)
                        ============  ============   ============  ============

 Net loss per share          ($0.28)       ($0.50)        ($0.44)       ($0.86)
                             =======       =======        =======       =======


     Fully diluted:
     --------------

Weighted average
 shares outstanding       4,918,301     4,918,301      4,918,301     4,918,301

Incremental shares
 for exercise of
 stock options              160,900        --            160,900        --
                        ------------  ------------   ------------  ------------
Adjusted number of
 common shares
 outstanding              5,079,201     4,918,301      5,079,201     4,918,301
                        ============  ============   ============  ============

Net loss                ($1,396,000)  ($2,473,000)   ($2,187,000)  ($4,220,000)
                        ============  ============   ============  ============

 Net loss per share          ($0.27)       ($0.50)        ($0.43)       ($0.86)
                             =======       =======        =======       =======

                                      - 15 -
