Form 10-Q
period 1996-11-30
EVANS INC
filed 1997-01-14
CIK 33780

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended November 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of January 10, 1997 4,918,301 shares of common stock, $.20 par value, were outstanding.

                         EVANS, INC. AND SUBSIDIARIES

                                    INDEX

                                                                  Page No.
Part I.    Financial Information                                  --------

           Condensed Consolidated Balance Sheets -
           November 30, 1996, November 25, 1995
           and March 2, 1996                                          2

           Condensed Consolidated Statements of Operations -
           Thirteen and Thirty-nine weeks ended
           November 30, 1996 and November 25, 1995                    3

           Condensed Consolidated Statements of Cash Flows -
           Thirty-nine weeks ended November 30, 1996
           and November 25, 1995                                      4

           Notes to Condensed Consolidated Financial Statements     5 - 6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7 - 9


Part II.   Other Information                                         10

           Signatures                                                11

           Index to Exhibits                                         12

                        PART I.   FINANCIAL INFORMATION
                         Evans, Inc. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    November 30,   November 25,     March 2,
                                        1996           1995           1996
                                    ------------   ------------   ------------
ASSETS
------
Current assets:
 Cash and cash equivalents           $2,768,000     $1,600,000     $1,378,000
 Accounts receivable (net)           14,753,000     18,451,000     15,984,000
 Merchandise inventories             31,311,000     27,918,000     14,761,000
 Prepaid expenses and other assets      598,000        450,000      1,154,000
 Deferred income taxes                2,074,000
                                    ------------   ------------   ------------
Total current assets                 51,504,000     48,419,000     33,277,000
                                    ------------   ------------   ------------

Property and equipment               20,612,000     23,208,000     20,716,000
Accumulated depreciation and
 amortization                       (10,681,000)   (12,703,000)   (10,293,000)
                                    ------------   ------------   ------------
 Net property and equipment           9,931,000     10,505,000     10,423,000

Other assets                          3,279,000      3,539,000      3,469,000
                                    ------------   ------------   ------------
                                    $64,714,000    $62,463,000    $47,169,000
                                    ============   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Notes payable                      $13,588,000    $11,860,000     $9,219,000
 Current portion of long-term debt    1,043,000      1,042,000      1,043,000
 Accounts payable                    22,958,000     22,409,000      7,769,000
 Accrued liabilities                  6,678,000      8,211,000      5,461,000
                                    ------------   ------------   ------------
Total current liabilities            44,267,000     43,522,000     23,492,000
                                    ------------   ------------   ------------
Long-term debt                        1,486,000      2,180,000      1,888,000
                                    ------------   ------------   ------------
Other liabilities                        47,000         11,000         11,000
                                    ------------   ------------   ------------
Shareholders' equity:
 Preferred stock, 3,000,000 shares
  authorized, none issued
 Common stock, 6,333,433 shares
  issued                              1,267,000      1,267,000      1,267,000
 Capital in excess of par value      15,660,000     15,660,000     15,660,000
 Retained earnings                    6,585,000      4,421,000      9,449,000
                                    ------------   ------------   ------------
                                     23,512,000     21,348,000     26,376,000
                                    ------------   ------------   ------------
Treasury stock (1,415,134 shares
 at cost)                            (4,598,000)    (4,598,000)    (4,598,000)
                                    ------------   ------------   ------------
Total shareholders' equity           18,914,000     16,750,000     21,778,000
                                    ------------   ------------   ------------
                                    $64,714,000    $62,463,000    $47,169,000
                                    ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                           Thirteen weeks ended        Thirty-nine weeks ended
                        --------------------------   --------------------------
                          Nov. 30,      Nov. 25,       Nov. 30,      Nov. 25,
                            1996          1995           1996          1995
                        ------------  ------------   ------------  ------------
Net sales               $19,765,000   $23,034,000    $35,358,000   $43,333,000
Service revenues          1,866,000     1,682,000     10,750,000    10,991,000
                        ------------  ------------   ------------  ------------
                         21,631,000    24,716,000     46,108,000    54,324,000
                        ------------  ------------   ------------  ------------
Costs and expenses:

 Cost of goods and
  services sold, buying
  and occupancy costs    13,677,000    15,377,000     29,874,000    36,333,000
 Selling and general
  expenses                8,557,000     9,314,000     19,726,000    21,335,000
 Provision for doubtful
  accounts                  158,000       189,000        357,000       439,000
 Interest expense           407,000       412,000      1,094,000     1,016,000
 Other income, net           --            (2,000)        (5,000)       (5,000)
                        ------------  ------------   ------------  ------------
                         22,799,000    25,290,000     51,046,000    59,118,000
                        ------------  ------------   ------------  ------------

Loss before credit
 for income taxes        (1,168,000)     (574,000)    (4,938,000)   (4,794,000)

Credit for income taxes     491,000        --          2,074,000        --
                        ------------  ------------   ------------  ------------
Net loss                  ($677,000)    ($574,000)   ($2,864,000)  ($4,794,000)
                        ============  ============   ============  ============

Net loss per common
 share                       ($0.14)       ($0.12)        ($0.58)       ($0.97)
                        ------------  ------------   ------------  ------------

Cash dividends per
 common share                --            --             --            --

Weighted average number
 of common shares
 outstanding              4,918,301     4,918,301      4,918,301     4,918,301
                        ============  ============   ============  ============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Thirty-nine weeks ended
                                              -------------------------------
                                              Nov. 30, 1996     Nov. 25, 1995
                                              -------------     -------------
Cash Flows from Operating Activities:

Net loss                                      ($2,864,000)      ($4,794,000)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                 1,047,000         1,043,000
  Provision for doubtful accounts                 357,000           439,000

Change in assets and liabilities:
  Accounts receivable                             874,000        (1,785,000)
  Merchandise inventories                     (16,550,000)      (11,517,000)
  Prepaid expenses and other current assets       556,000            62,000
  Deferred income taxes                        (2,074,000)                0
  Other assets                                     28,000          (661,000)
  Accounts payable                             15,189,000        11,732,000
  Accrued liabilities                           1,217,000         1,281,000
  Other liabilities                                36,000            (5,000)
                                              ------------      ------------
Net cash used in operating activities          (2,184,000)       (4,205,000)

Cash Flows from Investing Activities:

Proceeds from the sale of property
 and equipment                                      5,000            10,000
Additions to property and equipment              (398,000)         (772,000)
                                              ------------      ------------
Net cash used in investing activities            (393,000)         (762,000)

Cash Flows from Financing Activities:

Proceeds from short-term borrowing              4,369,000         4,140,000
Principal payments on long-term debt             (402,000)         (473,000)
                                              ------------      ------------
Net cash provided by financing activities       3,967,000         3,667,000
                                              ------------      ------------
Net increase (decrease) in cash
 and cash equivalents                           1,390,000        (1,300,000)
Cash and cash equivalents at beginning
 of period                                      1,378,000         2,900,000
                                              ------------      ------------
Cash and cash equivalents at end of period     $2,768,000        $1,600,000
                                              ============      ============

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
Cash paid during the period for:
  Interest                                       $967,000          $916,000
  Income taxes                                     79,000            32,000

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

3. Common share equivalents were not included in the computation of earnings per share for the thirteen and thirty-nine weeks ended November 30, 1996 and November 25, 1995, because the periods resulted in net losses and the effect would be antidilutive.

4. Certain reclassifications have been made to the Condensed Consolidated Balance Sheet for March 2, 1996 to conform to the presentation for November 30, 1996. Such reclassifications did not effect the previously reported operating results.

5. On November 25, 1996 and January 9, 1997, the Company amended its revolving credit agreement to reflect its current operating condition.

6.  On December 30, 1996, the Company sold its property in Fort Worth,
    Texas for $357,000 resulting in a gain of $52,000 which will be recorded in the fourth quarter of fiscal 1997. The net proceeds generated from the sale were used to pay down the $350,000 long-term note payable obligation which was collateralized by the property.

                         EVANS, INC. AND SUBSIDIARIES

                                 (Unaudited)

7. During the third quarter of fiscal 1997, the Company, pursuant to the Evans, Inc. 1994 Stock Option Program, granted 36,500 options to 55 key employees at the price of $2.25 being 100% of market value on the date of grant, bringing the total number of options outstanding as of November 30, 1996 to 431,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at November 30, 1996 were $2,768,000 as compared to $1,378,000 at March 2, 1996. The increase was due to cash provided by financing activities of $3,967,000 partially offset by cash used in operating activities of $2,184,000 and cash used in investing activities of $393,000.

The cash used in operating activities was due primarily to the net loss for the first thirty-nine weeks of $2,864,000 and an increase in merchandise inventories of $16,550,000 related to the buildup of inventory due to the seasonal nature of the Company's business. These changes were partially offset by an increase in accounts payable of $15,189,000 which was directly related to the increase in merchandise inventories and a decrease in accounts receivable of $874,000 due primarily to attrition of the Company's proprietary credit card portfolio.

The cash used in investing activities was largely the result of additions to property and equipment of $398,000 of which approximately 44% is related to the relocation of the Rosendorf/Evans store within the mall at Tysons Corner Center in McLean, Virginia.

The cash provided by financing activities was due primarily to an increase in notes payable of $4,369,000 due to the seasonal nature of the Company's business, partially offset by principal payments on long-term debt of $402,000.

Working capital at November 30, 1996 was $7,237,000 as compared to $9,785,000 at March 2, 1996.

The revolving line of credit which expires May 31, 1998 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures during fiscal 1997.

Results of Operations

Total revenues for the third quarter ended November 30, 1996 decreased $3,085,000 (12.5%) as compared to the same period last year. Fur merchandise sales decreased $2,070,000 (12.8%) due primarily to a decrease of $1,884,000 (12.4%) in sales at comparable locations and a decrease of $1,019,000 in sales associated with locations closed subsequent to the third quarter of the prior year, partially offset by $834,000 in sales associated with store closing events in the Marshall Fields stores in Texas. The
Company believes that fur merchandise sales at comparable locations have been adversely impacted by the significant increase in fur prices, primarily mink, as well as the record high consumer debt levels Women's ready-to-wear sales decreased $1,199,000 (17.5%) due primarily to a decrease of $852,000 (13.1%) in sales at comparable locations and a decrease of $347,000 in sales associated with a Company-owned location closed subsequent to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

the third quarter of the prior year. The Company believes that women's ready-to-wear sales at comparable locations have been adversely impacted by competition from department and discount stores. Service revenues increased $184,000 (10.9%) due primarily to an increase of $199,000 (12.3%) in sales at comparable locations partially offset by a decrease of $16,000 in sales associated with locations closed subsequent to the third quarter of the prior year.

Total revenues for the first nine months decreased $8,216,000 (15.1%) as compared to the same period last year. Fur merchandise sales decreased $3,643,000 (14.9%) due primarily to a $3,034,000 (13.5%) decrease in sales at comparable locations and a $1,443,000 decrease in sales associated with locations closed during and subsequent to the first quarter of the prior year. These decreases were partially offset by $834,000 in sales associated with store closing events in the Marshall Fields stores in Texas. The Company believes that fur merchandise sales at comparable locations have been adversely impacted by the significant increase in fur prices, primarily mink, as well as the record high consumer debt levels. Women's ready-to-wear sales decreased $4,332,000 (22.9%) due primarily to a $3,319,000 (18.6%) decrease in sales at comparable locations and a $1,013,000 decrease in sales associated with two Company-owned locations closed during and subsequent to the first quarter of the prior year. The Company believes that women's ready-to-wear sales at comparable locations have been adversely impacted by competition from department and discount stores. Service revenues decreased $241,000 (2.2%) due primarily to a $703,000 decrease in sales associated with locations closed during and subsequent to the first quarter of the prior year, partially offset by an increase of $462,000 (4.6%) in sales at comparable locations.

Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues for the third quarter were comparable with prior year levels. Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues for the first nine months decreased (64.8% versus 66.9%) as compared with the same period last year. Cost of goods and services sold as a percentage of total revenues for the first nine months decreased (48.0% versus 51.4%) due primarily to the Company's achievement of higher gross margins on merchandise sales during the first six months of the current fiscal year. Buying costs as a percentage of total revenues for the third quarter and first nine months were comparable with prior year levels. Occupancy costs as a percentage of total revenues for the third quarter and first nine months increased (11.9% versus 11.3% and 13.8% versus 12.9%) due primarily to the impact of fixed rental costs as measured against the overall decrease in sales.

Total selling and general expenses decreased $757,000 (8.1%) and $1,609,000 (7.5%) for the third quarter and first nine months, respectively, as compared to the prior year periods. Payroll and related fringe benefits decreased $33,000 (0.7%) and $651,000 (5.0%) for the third quarter and first nine months, respectively, due primarily to costs associated with locations closed during

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

and subsequent to the first quarter of the prior year and staff reductions initiated subsequent to the second quarter of the prior year. Advertising expense decreased $524,000 (18.2%) and $819,000 (17.5%) for the third quarter and first nine months, respectively.

Interest expense for the third quarter was comparable with prior year levels. Interest expense for the first nine months increased $78,000 (7.7%) due primarily to higher average short-term borrowings during the first six months as compared to the same period last year.

The higher pre-tax losses for the third quarter and first nine months ($1,168,000 versus $574,000 and $4,938,000 versus $4,794,000, respectively)
were due to the decline in fur merchandise and women's ready-to-wear sales.

The income tax credits for the third quarter and first nine months of the prior year were offset by increases in the Company's valuation allowance with respect to the future tax benefits of the net operating losses as a result of the uncertainty of their ultimate realization.

                      PART II - OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Part I.  Exhibit 4.54

                       Amendment No. 7 to Loan and Security Agreement between Registrant and Transamerica Business Credit Corporation.

                    Exhibit 4.55

                       Amendment No. 8 to Loan and Security Agreement between Registrant and Transamerica Business Credit Corporation.

                    Exhibit 11

                       Computation of earnings per share.

           (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended November 30, 1996.

    Items other than those listed are omitted because they are not required.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                           EVANS, INC.

DATE:   January 10, 1997                   PATRICK J. REGAN
                                           PATRICK J. REGAN
                                           President and
                                           Chief Executive Officer

DATE:   January 10, 1997                   WILLIAM E. KOZIEL
                                           WILLIAM E. KOZIEL
                                           Vice President and
                                           Chief Financial Officer

                         EVANS, INC. AND SUBSIDIARIES

                     Exhibit                Page Nos.

                      4.54                   13 - 15

                      4.55                   16 - 18

                       11                      19

              AMENDMENT NO. 7 TO LOAN AND SECURITY AGREEMENT

  AMENDMENT NO. 7, dated as of November 25, 1996, between TRANSAMERICA BUSINESS CREDIT CORPORATION ("Lender"), and EVANS, INC. ("Borrower"), and Borrower's wholly-owned Subsidiaries, KOSLOW'S, INC. ("Koslow") and EVANS - ROSENDORF OF MARYLAND, INC. ("Rosendorf") (Koslow and Rosendorf individually, a "Borrowing Subsidiary", and collectively, "Borrowing Subsidiaries").

  Lender and Borrower and Borrowing Subsidiaries are parties to a Loan and Security Agreement dated as of May 31, 1995, as amended by Amendment No. 1 to Loan and Security Agreement dated as of October 3, 1995, by Amendment No. 2 to Loan and Security Agreement dated as of November
20, 1995, by Amendment No. 3 to Loan and Security Agreement dated as of January 5, 1996, by Amendment No. 4 to Loan and Security Agreement dated as of May 30, 1996, by Amendment No. 5 to Loan and Security Agreement dated as of July 5, 1996, and by Amendment No. 6 to Loan and Security Agreement dated as of October 11, 1996 (the "Loan and Security Agreement"). Lender, Borrower and Borrowing Subsidiaries desire to amend the Loan and Security Agreement in certain respects and, accordingly, the parties hereto agree as follows:

  1. Definitions. Except as otherwise provided herein, the terms defined in the Loan and Security Agreement are used herein as defined therein.

  2. Amendment. Effective as of November 25, 1996, the definition of "Borrowing Base" in Section 3.1 of the Loan and Security Agreement is amended and restated as follows:

  The "Borrowing Base" shall mean, at any particular time, an amount equal to the lesser of the Maximum Revolving Loan, or the sum of the following:

(i) Seventy-five percent (75%) (an "Advance Rate") of Eligible Owned Store Sales Accounts; plus

(ii) Eighty percent (80%) (an "Advance Rate") of Eligible Licensed Department Sales Accounts; plus

(iii) Fifty percent (50%) (an "Advance Rate") of Eligible Owned Store Service Accounts and Eligible Licensed Department Service Accounts; plus

(iv) The lesser of (x) Twelve Million Dollars ($12,000,000) during the months of January, February, March and April, and Thirteen Million Dollars ($13,000,000) during the months of May, June, July, August, September, October, November and December, except Sixteen Million Dollars ($16,000,000) during the period beginning on November 25, 1996, and ending on the earlier of January 3, 1997, or the date on which Borrower sells its leasehold estate in the Real Property commonly described as 36 South State Street, Chicago, Illinois, or (y) the sum of the following:

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

  3. Representation and Warranty. Borrower and each Borrowing Subsidiary represents and warrants to Lender that the execution and delivery by Borrower and each Borrowing Subsidiary of this Amendment No. 7 are within Borrower's and each Borrowing Subsidiary's corporate power, have been duly authorized by all necessary or proper corporate action, are not in contravention of any provision of Borrower's or either Borrowing Subsidiary's Articles or Certificate of Incorporation or By-Laws, will not violate any law or regulation, or any order or decree of any court or governmental instrumentality, will not conflict with or result in the breach or termination of, constitute a default under, or accelerate any performance required by, any indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower or either Borrowing Subsidiary is a party or by which Borrower or either Borrowing Subsidiary or any of its property is bound and do not require the consent or approval of any governmental body, agency, authority or any other person.

  4. Miscellaneous. Except as herein provided, the Loan and Security Agreement shall remain unchanged and in full force and effect. This Amendment No. 7 may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement. This Amendment No. 7 and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Illinois applicable to contracts made and performed in such state, without regard to the principles thereof regarding conflict of laws, and any applicable laws of the United States of America.

  IN WITNESS WHEREOF, this Amendment No. 7 has been duly executed as of the day and year specified at the beginning hereof.

TRANSAMERICA BUSINESS CREDIT                EVANS, INC.
CORPORATION

By:        MATTHEW N. MCALPINE              By:        WILLIAM E. KOZIEL
   Name:   MATTHEW N. MCALPINE                 Name:   WILLIAM E. KOZIEL
   Title:  Senior Account Executive            Title:  Vice President and
                                                       Chief Financial Officer

                     (Signatures continued on next page)

                                            KOSLOW'S, INC.

                                            By:        WILLIAM E. KOZIEL
                                               Name:   WILLIAM E. KOZIEL
                                               Title:  Vice President and
                                                       Chief Financial Officer

                                            EVANS - ROSENDORF OF
                                            MARYLAND, INC.

                                            By:        WILLIAM E. KOZIEL
                                               Name:   WILLIAM E. KOZIEL
                                               Title:  Vice President and
                                                       Chief Financial Officer

              AMENDMENT NO. 8 TO LOAN AND SECURITY AGREEMENT

  AMENDMENT NO. 8, dated as of January 9, 1997, between TRANSAMERICA BUSINESS CREDIT CORPORATION ("Lender"), and EVANS, INC. ("Borrower"), and Borrower's wholly-owned Subsidiaries, KOSLOW'S, INC. ("Koslow") and EVANS - ROSENDORF OF MARYLAND, INC. ("Rosendorf") (Koslow and Rosendorf individually, a "Borrowing Subsidiary", and collectively, "Borrowing Subsidiaries").

  Lender and Borrower and Borrowing Subsidiaries are parties to a Loan and Security Agreement dated as of May 31, 1995, as amended by Amendment
No. 1 to Loan and Security Agreement dated as of October 3, 1995, by Amendment No. 2 to Loan and Security Agreement dated as of November
20, 1995, by Amendment No. 3 to Loan and Security Agreement dated as of January 5, 1996, by Amendment No. 4 to Loan and Security Agreement dated as of May 30, 1996, by Amendment No. 5 to Loan and Security Agreement dated as of July 5, 1996, by Amendment No. 6 to Loan and Security Agreement dated as of October 11, 1996, and by Amendment No. 7 to Loan and Security Agreement dated as of November 25, 1996 (the "Loan and Security Agreement"). Lender, Borrower and Borrowing Subsidiaries desire to amend the Loan and Security Agreement in certain respects and, accordingly, the parties hereto agree as follows:

  1. Definitions. Except as otherwise provided herein, the terms defined in the Loan and Security Agreement are used herein as defined therein.

  2.  Amendment.  Effective as of November 30, 1996, Sections 7.3(A),
(B), (E) and (H), and the definition of "Fixed Charges" in Section 7.3, of the Loan and Security Agreement, are amended and restated as follows:

  (A) Operating Losses (i) for the first Fiscal Quarter of each of the 1997 and 1998 Fiscal Years of not more than $925,000, (ii) for the first and second Fiscal Quarters of each of the 1997 and 1998 Fiscal Years of not more than $3,025,000, and (iii) for the third Fiscal Quarter of the 1997 Fiscal Year of not more than $200,000.

  (B) A Fixed Charge Coverage Ratio equal to or greater than (i) 0.38 to 1.0 for the third Fiscal Quarter of the 1996 Fiscal Year, and (ii)
1.6 to 1.0 for the third Fiscal Quarter of the 1998 Fiscal Year.

  (E) Average Inventory Days (i) at the end of the second Fiscal Quarter of the 1997 Fiscal Year, of not more than 420, (ii) at the end of the third Fiscal Quarter of the 1997 Fiscal Year, of not more than 230, and (iii) at the end of each Fiscal Quarter, commencing with the fourth Fiscal Quarter of the 1997 Fiscal Year, not more than the number set opposite such Fiscal Quarter in the following schedule:

           Fiscal Quarter           Average Inventory Days

               First                        300

               Second                       375

               Third                        200

               Fourth                       125

  (H) At the end of each Fiscal Quarter, Average Accounts Payable Days of not more than the number set opposite such Fiscal Quarter in the following schedule:

                                    Average Accounts
           Fiscal Quarter             Payable Days

               First                         90

               Second                       110

        Third - 1996 and 1998               120
             Fiscal Year

        Third - 1997 Fiscal Year            130

               Fourth                        85

  Fixed Charges: for any period, the sum of (a) interest expense for such period, (b) scheduled principal payments on long-term debt for such period, including the scheduled monthly principal payments on Term Loan A, but not the principal payments on Term Loan A based on Excess Cash Flow and not the principal payment on Term Loan B, and
(c) the capitalized amount of obligations under capital leases due and payable for such period, determined in accordance with GAAP.

  3. Representation and Warranty. Borrower and each Borrowing Subsidiary represents and warrants to Lender that the execution and delivery by Borrower and each Borrowing Subsidiary of this Amendment No. 8 are within Borrower's and each Borrowing Subsidiary's corporate power, have been duly authorized by all necessary or proper corporate action, are not in contravention of any provision of Borrower's or either Borrowing Subsidiary's Articles or Certificate of Incorporation or By-Laws, will not violate any law or regulation, or any order or decree of any court or governmental instrumentality, will not conflict with or result in the breach or termination of, constitute a default under, or accelerate any performance required by, any indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower or either Borrowing Subsidiary is a party or by which Borrower or either Borrowing Subsidiary or any of its property is bound and do not require the consent or approval of any governmental body, agency, authority or any other person.

  4. Miscellaneous. Except as herein provided, the Loan and Security Agreement shall remain unchanged and in full force and effect. This Amendment No. 8 may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement. This Amendment No. 8 and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Illinois applicable to contracts made and performed in such state, without regard to the principles thereof regarding conflict of laws, and any applicable laws of the United States of America.

  IN WITNESS WHEREOF, this Amendment No. 8 has been duly executed as of the day and year specified at the beginning hereof.

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

                                            KOSLOW'S, INC.

                                            By:        WILLIAM E. KOZIEL
                                               Name:   WILLIAM E. KOZIEL
                                               Title:  Vice President and
                                                       Chief Financial Officer

                                            EVANS - ROSENDORF OF
                                            MARYLAND, INC.

                                            By:        WILLIAM E. KOZIEL
                                               Name:   WILLIAM E. KOZIEL
                                               Title:  Vice President and
                                                       Chief Financial Officer

                                  EXHIBIT 11
                         EVANS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE

                          Thirteen  weeks  ended      Thirty-nine  weeks  ended
                        --------------------------   --------------------------
                          Nov. 30,      Nov. 25,       Nov. 30,      Nov. 25,
                            1996          1995           1996          1995
                        ------------  ------------   ------------  ------------
        Primary:
        --------

Weighted average
 shares outstanding       4,918,301     4,918,301      4,918,301     4,918,301

Incremental shares
 for exercise of
 stock options              118,419        --             63,390        --
                        ------------  ------------   ------------  ------------
Adjusted number of
 common shares
 outstanding              5,036,720     4,918,301      4,981,691     4,918,301
                        ============  ============   ============  ============

Net loss                  ($677,000)    ($574,000)   ($2,864,000)  ($4,794,000)
                        ============  ============   ============  ============

 Net loss per share          ($0.13)       ($0.12)        ($0.57)       ($0.97)
                             =======       =======        =======       =======


     Fully diluted:
     --------------

Weighted average
 shares outstanding       4,918,301     4,918,301      4,918,301     4,918,301

Incremental shares
 for exercise of
 stock options              118,419        --             72,567        --
                        ------------  ------------   ------------  ------------
Adjusted number of
 common shares
 outstanding              5,036,720     4,918,301      4,990,868     4,918,301
                        ============  ============   ============  ============

Net loss                  ($677,000)    ($574,000)   ($2,864,000)  ($4,794,000)
                        ============  ============   ============  ============

 Net loss per share          ($0.13)       ($0.12)        ($0.57)       ($0.97)
                             =======       =======        =======       =======

                                     - 19 -
