Form 10-K
period 1997-03-01
EVANS INC
filed 1997-06-23
CIK 33780

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the fiscal year ended March 1, 1997, Commission File No. 0-1500
                                 Evans, Inc.
            (Exact name of registrant as specified in its charter)

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

                              Yes  [X]          No  [ ]

     The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $3,148,000. For purposes of this calculation, all directors and officers of the Registrant have been considered to be affiliates.

     As of May 19, 1997, 4,918,301 shares of the Registrant's common stock were outstanding.

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on July 29, 1997 are incorporated into Parts I and III of this Form 10-K.

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

Evans is a retailer of fur apparel, cloth coats and suits, dresses, sportswear, and related items and services. Fur apparel is carried in all Company-owned stores, excluding the two Evans Woman locations, while women's ready-to-wear apparel is carried in the 10 Chicago area Evans and Evans Woman stores. Company stores are located in Metropolitan Chicago, Austin, Dallas and Washington D.C. areas. The Company operated leased departments in 41 locations in 7 major department store chains located in major metropolitan areas throughout the eastern half of the United States.

The Company's Black Diamond mink trademark is registered in the United States Patent and Trademark Office and in the trademark offices of 18 other countries. Black Diamond mink is known as a luxurious fur made from among the finest and darkest natural ranch mink. All Company-owned stores, as well as most of the leased fur salons, market Black Diamond fashions.

Evans intends to continue its business activities as described above in the future.

Buying is conducted by buyers and merchandising personnel in the open market under competitive conditions.

Compliance with federal, state and local regulations related to the protection of the environment had no material effect upon the capital expenditures, earnings or competitive position of Evans. Fur apparel sold by Evans does not include any so-called "endangered species" and is primarily ranch bred for apparel purposes.

Evans employs regularly on a full or part-time basis approximately 800 employees whose number increases during the Christmas season to a peak of approximately 875.

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

During fiscal 1997, the Company closed its one full-time salon at Strawbridge and Clothier in Philadelphia. Also, during fiscal 1997, the Company discontinued thirteen seasonal leased locations, of which eleven were at various stores within the department stores division of the Dayton Hudson Corporation and two were at stores in the Lazarus division of Federated Department Stores, Inc. During the fourth quarter of fiscal 1997, the Company initiated additional staff reductions in various corporate departments.

During fiscal 1997, the Company opened an additional full-time leased location in the new Hudson's Sommerset store in Troy, Michigan.

The Company offers retail customers a program of fur services, including cleaning, storage, repair, restyling and insurance. The Company provides storage for approximately 120,000 fur garments annually, primarily at facilities in its retail locations. Repair and restyling services are usually performed by Company personnel.
Information regarding the percentage composition of the total revenues of the Company during the period indicated is set forth below:

                                          For the Year Ended
                          ---------------------------------------------------
                          Mar. 1,    Mar. 2,   Feb. 25,   Feb. 26,   Feb. 27,
                           1997       1996       1995       1994       1993
                          ------     ------     ------     ------     ------
Retail Fur Operations:
Company-owned Stores       19.0%      19.0%      22.8%      28.6%      27.7%
Leased                     41.1       40.1       30.5       27.7       31.0
Fur Service                15.6       14.4       13.4       10.6       11.4
Wholesale and
 Catalog Sales                                               0.6        1.4
                          ------     ------     ------     ------     ------
Subtotal                   75.7       73.5       66.7       67.5       71.5

Women's Ready-To-Wear
 and Accessories           24.3       26.5       33.3       32.5       28.5
                          ------     ------     ------     ------     ------
Total                     100.0%     100.0%     100.0%     100.0%     100.0%
                          ======     ======     ======     ======     ======


Evans believes that its continued operation of leased departments, and its operation of additional leased departments, as these stores may expand, depends in large part on the continuance of present satisfactory relations with these department store chains.

The business in which Evans is engaged is highly competitive. In all locations, Evans competes with numerous furriers, department stores and specialty stores as well as mail order houses. Evans believes its emphasis on design and quality, broad coverage of price and size ranges and its advertising, promotional programs and competitive pricing have resulted in a substantial degree of customer acceptance of merchandise and services.
Based on statistics compiled by the Fur Information Council of America, Evans further believes that it is the nation's largest retail fur apparel merchandiser.

The following table sets forth information concerning the number of Company-owned stores and Leased locations operated during the last five fiscal years:


                                      For the Year Ended
                      ---------------------------------------------------
                      Mar. 1,    Mar. 2,   Feb. 25,   Feb. 26,   Feb. 27,
                       1997       1996       1995       1994       1993
                      ------     ------     ------     ------     ------
Locations Opened
 or Acquired:
 Company-owned                                             2
 Leased (1)               1          1         27          4         11

Locations Closed:
 Company-owned                       4                     1          1
 Leased (1)              14          1                     5         49

End of Period:
 Company-owned           15         15         19         19         18
 Leased (1)              41         54         54         27         28

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

Item 2.  Properties

All Company stores and distribution centers are operated in leased premises deemed suitable for their activities, except the State Street store in downtown Chicago, which is owned subject to a ground lease. The leased premises, the sizes thereof and the lease expiration dates are as follows:

                                           Expiration       Square
                                            Dates (a)        Feet
                                          ------------     ---------
     Store

Chicago Area:
(Evans)
36 South State Street                      04/30/2000      103,069 (b)(c)
 (includes executive offices)

Shopping Centers:
(Evans)
River Oaks                                 02/28/2007       26,174
North Riverside Mall                       02/28/2003       14,326
Yorktown                                   05/31/2006       15,718
Evergreen Plaza                            04/30/2001       11,862
Ford City                                  02/28/2002       12,181
Orland Square                              02/28/2002       12,000
Harlem Irving Plaza                        01/31/1999        7,800

(Evans Woman)
Ford City                                  02/28/2002        3,034
Evergreen Plaza                            04/30/2001        2,633

Washington D.C. Area:
(Evans/Rosendorf)
1750 K Street, N.W.                        02/28/2005        9,718
Tyson's Corner Center                      06/30/2006        2,664
Montgomery Mall                            01/31/2002        3,342

Texas (Koslow's)
Caruth Plaza, Dallas                       04/30/2000       14,363
The Arboretum, Austin                      07/31/2005        6,000

Distribution Center

Hillside, Illinois                         06/30/1999       36,625



(a) Includes options to renew.


Item 2.  Properties, continued

(b) 33,103 square feet in the 36 South State Street premises are leased out as store and office space. Upon termination of the ground lease, lessor is required to purchase the building at its then fair market value.

(c) On June 19, 1997, the Company entered into a contract for the sale of the 36 S. State Street Building. As part of the agreement, the Company will execute 15 year and 10 year lease agreements covering 61,775 square feet for the existing retail premises and 36,020 square feet for the corporate operation space, respectively.

Item 3.  Legal Proceedings

Evans is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability will not have a material effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the fiscal year ended March 1, 1997.

Item 4A.  Executive Officers of the Registrant


                                                                Served
      Name            Age              Title                   as Title
                                                                Since

David B. Meltzer     68      Chairman of the Board               1988

Samuel B. Garber     62      Vice President, Secretary
                             and General Counsel                 1981

William E. Koziel    39      Vice President - Finance
                             and Chief Financial Officer         1995
                             Vice President and Controller       1989

Robert K. Meltzer    43      Executive Vice President -
                             General Merchandise Manager         1990

Patrick J. Regan     47      President and Chief Executive       1995
                             Officer
                             Chief Operating Officer,
                             Executive Vice President-
                             Finance, Chief Financial Officer    1991
John Sarama          45      Vice President of Operations        1990


Dean Obrecht         52      Vice President of Human Resources   1996

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

These officers have held the positions set forth in the above tabulation for the last five years or have served the Company in various executive or administrative capacities for at least that length of time.

                                   PART II


Item 5.  Market for the Registrant's Common Stock and Related
         Shareholder Matters

The Company's common stock is traded in the Over-the-Counter Market. High and low bid quotations, as reported on NASDAQ for each quarterly period during the past two fiscal years and cash dividends declared, were as follows:

                         1997                           1996
              -----------------------------  -----------------------------
                BID      BID                   BID      BID
               PRICE    PRICE    DIVIDENDS    PRICE    PRICE    DIVIDENDS
                HIGH     LOW     DECLARED      HIGH     LOW     DECLARED
              -------- -------- -----------  -------- -------- -----------
1st Quarter    $2-3/4   $1-1/8      ---       $1-7/8     $1        ---
2nd Quarter    $2-5/8   $1-3/4      ---       $1-5/8   $1-1/8      ---
3rd Quarter    $2-1/2   $1-5/8      ---       $1-3/4     $1        ---
4th Quarter    $1-7/8     $1        ---       $1-5/8   $1-1/4      ---


As of March 1, 1997, there were approximately 750 holders of the Company's common stock.

The Company is restricted, under the terms of a debt agreement, from paying any dividends at March 1, 1997 (see Note 3 to the consolidated financial statements).

Item 6.  Selected Financial Data

                             ($ In Thousand's, Except Per Share Amounts)

                             1997      1996      1995      1994      1993      1992
                          --------- --------- --------- --------- ----------
Financial Position:
-------------------
 Total assets               $42,622   $46,011   $48,816   $53,943   $59,940
 Total liabilities           25,568    24,233    27,272    20,335    28,292
 Shareholders' equity        17,054    21,778    21,544    33,608    31,648
 Current assets              35,597    32,119    35,152    39,374    46,206
 Current liabilities         24,301    22,334    26,078    20,266    27,546
                                                    (a)       (a)       (a)
 Current ratio                 1.46      1.44      1.35      1.94      1.68
 Long-term debt               1,224     1,888     1,178

Results from Operations:
------------------------
Total revenues              $82,704   $96,566   $86,817   $96,785  $107,072
Restructuring                                     3,176
Net (loss) earnings          (4,724)      234   (12,064)    1,960     1,620
                                 (a)                 (c)       (d)       (e)
Common Share Data:
------------------
Net earnings (loss)
  per share                  $(0.96)     $.05    $(2.45)     $.39      $.33
                                 (a)                 (c)       (d)       (e)
Weighted average
 common and common
 equivalent shares
 outstanding              4,918,301 4,918,301 4,918,301 5,051,255 4,950,230

Book value per share         $3.47     $4.43     $4.38     $6.65     $6.39


(a) Certain long-term debt obligations have been reclassified to current liabilities in conformance with Emerging Issues Task Force Abstract Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements".

(b) Net loss includes a $729 or $.15 per share charge for the write-down to fair market value of the 36 South State Street property.

(c) Net loss includes a $1,333 or $.27 per share tax provision for an increase of its valuation allowance with respect to future tax benefits of the net operating loss reflected in deferred income taxes.

(d) Net earnings include $1,500 or $.30 per share for the cumulative effect of an income tax accounting change from adopting Statement of Financial Accounting Standards 109 "Accounting for Income Taxes".

(e) Net earnings include $593 or $.12 per share from the utilization of net operating loss carryforwards, which were recorded as an extraordinary item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues during fiscal 1997 decreased $13,862,000 (14.4%) in comparison to fiscal 1996 as the result of decreases of $7,314,000 (12.8%) in fur merchandise sales, $5,547,000 (21.6%) in women's ready-to-wear sales, and $1,001,000 (7.2% ) in service revenues. The decrease in fur merchandise sales was due primarily to a decrease of $6,537,000 (12.8%) in sales at comparable locations and a decrease of $4,843,000 in sales associated with four Company-owned locations, one full time leased location, and thirteen seasonal leased locations in several department store chains closed during and subsequent to fiscal 1996. These decreases were partially offset by sales of $3,378,000 associated with store closing events in the Marshall Fields stores in Texas and an increase in sales of $688,000 from two new full time leased locations opened subsequent to the second quarter of fiscal 1996. The Company believes that fur merchandise sales at comparable locations were adversely impacted by the significant increase in fur prices, primarily mink, and the lack of availability of finished goods at certain affordable retail price levels, as well as the record high consumer debt levels. The decrease in women's ready-to-wear sales was due primarily to a decrease of $4,184,000 (17.2%) in sales at comparable locations and a decrease of $1,363,000 in sales associated with the closing of two Company-owned locations during fiscal 1996. The Company believes that women's ready-to-wear sales at comparable locations were adversely impacted by competition from department and discount stores. The Company has refocused its efforts on providing product in line with the tastes of its target consumers. The decrease in service revenues was primarily the result of a decrease of $791,000 in sales associated with four Company-owned locations closed during fiscal 1996 and one leased location closed during fiscal 1997 and a decrease of $210,000 (1.6%) in sales at comparable locations.

During fiscal 1996, total revenues increased $9,749,000 (11.2%) in comparison to fiscal 1995 due primarily to an increase of $10,728,000 (23.2%) in fur merchandise sales and an increase of $2,294,000 (19.7%) in service revenues, partially offset by a decrease of $3,273,000 (11.3%) in women's ready-to-wear sales. The increase in fur merchandise sales was largely due to an increase of $12,454,000 in sales associated with leased locations acquired during the fourth quarter of fiscal 1995 partially offset by a decrease of $1,681,000 in sales associated with four Company-owned locations closed during fiscal 1996. Fur merchandise sales at comparable locations were essentially flat with levels of the prior year. During the fourth quarter, fur merchandise sales at comparable locations increased $1,694,000 (8.1%) as compared to the prior fiscal year. The Company believes that the return to normal seasonal weather which began in the month of November and continued through the end of fiscal 1996 favorably impacted the sales of fur merchandise. The decrease in women's ready-to-wear sales was due primarily to a $1,665,000 (6.4%) decrease in sales at comparable locations and a $1,608,000 decrease in sales associated with the closing of the Company's Southlake location in Merrillville, Indiana during the first quarter and the Company's Woodfield location in Schaumburg, Illinois during the

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

fourth quarter. The increase in service revenues was primarily the result of an increase of $3,397,000 in sales associated with leased locations acquired during the fourth quarter of fiscal 1995 and an increase of $139,000 (1.5%) in sales at comparable locations, partially offset by a decrease of $1,242,000 in sales associated with four Company-owned locations closed during fiscal 1996.

Costs of goods and services sold, buying and occupancy costs were 65.3% of total revenues in fiscal 1997 as compared to 64.0% in fiscal
1996 and 69.2% in fiscal 1995.    During fiscal 1997, cost of goods
and services sold as a percentage of total revenues increased slightly over the prior year (50.5% versus 50.0%) due primarily to lower overall margins on sales of fur merchandise during the fourth quarter as the Company attempted to stimulate demand at certain lower retail price points, primarily in the mink classifications. Occupancy costs as a percentage of total revenues increased in fiscal 1997 as compared to the prior year (12.4% versus 12.1%) due primarily to the impact of fixed rental costs as measured against the overall decrease in sales. Buying costs as a percentage of total revenues were up slightly over the prior year. Cost of goods and services sold, as a percentage of total revenues, decreased by 5.4% in fiscal 1996 as compared to fiscal 1995 due primarily to improved margins on fur sales resulting from higher initial markups. Buying costs decreased as a percentage of total revenues largely due to the closing of the Company's fur inspection office in New York during the first quarter of fiscal 1996. Occupancy costs as a percentage of total revenues were higher in fiscal 1996 as compared to the prior year largely as a result of higher average rental percentages.

During fiscal 1997, selling and general expenses decreased by $1,892,000 (5.8%) as compared to the prior year. Payroll and related fringe benefits decreased $723,000 or 4.1% due to a sales commission related decrease of $231,000 at comparable locations and a $662,000 decrease at locations closed during and subsequent to fiscal 1996 partially offset by $170,000 of payroll and related fringe benefits associated with a Marshall Field's store closing event in three stores in Texas. Data processing costs decreased by $171,000 or 20% as compared to the prior year due to continued savings associated with the migration to a lower cost based operating platform for the Company's systems. Advertising expense decreased by $984,000 or 11.3% due largely to a decrease of $600,000 at locations closed during and subsequent to fiscal 1996. During fiscal 1996, selling and general expenses decreased by $65,000 (0.2%) as compared to fiscal 1995. Payroll and related fringe benefits decreased by $75,000 (0.4%) as compared to the prior year due primarily to the reduction of staff in various corporate departments partially offset by higher sales commissions associated with the increase in total revenues.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

Interest expense for fiscal 1997 increased $63,000 (4.5%) as compared to fiscal 1996 due in large part to higher average short-term borrowings partially offset by lower average interest rates as compared to the prior year. Interest expense for fiscal 1996 increased $253,000 (22.4%) as compared to fiscal 1995 due primarily to higher average short-term borrowings and higher average interest rates as compared to the prior year.

During the fourth quarter of fiscal 1995, the Company recorded a pre-tax restructuring charge of $3,176,000. Approximately 40% of the charge was related to costs associated with the closing of several Company-owned retail locations, the closing of the Company's fur inspection office in New York and the reduction of staff in various corporate departments. Approximately 39% of the charge was related to costs associated with the migration of the Company's data processing and information systems structure to a lower cost alternative. Approximately 8% of the charge was related to employee termination benefits. The remaining charges were due primarily to the refinancing of the Company's revolving credit facility and senior secured long-term note payable obligations as well as other administrative costs.

The Company recorded net other expense of $673,000 for fiscal 1997 as compared to net other income for fiscal 1996 and fiscal 1995 of $5,000 and $43,000, respectively. The net other expense for fiscal 1997 was the result of a charge of $729,000 recorded for the write-down to fair market value of the property located at 36 S. State Street partially offset by a gain from the sale of the Fort Worth real estate during the fourth quarter. The net other income for fiscal 1996 and fiscal 1995 was primarily interest income from temporary cash investments.

The effective tax rate in fiscal 1997 was 1.8% as compared to 19.6% and 12.6% in fiscal 1996 and 1995, respectively.

During fiscal 1997, the Company increased its valuation allowance with respect to the future tax benefits of the net operating loss due to the uncertainty of its ultimate realization. The Company will continue to evaluate the valuation allowance recorded with respect to the future tax benefits of the total net operating loss reflected in deferred income taxes. During fiscal 1996, the Company utilized a portion of its net operating loss carry forward to fully offset the tax provision. During fiscal 1995, the Company recorded a $1,333,000 tax provision due to an increase in its valuation allowance with respect to the future tax benefits of the net operating loss reflected in different income taxes as a result of the uncertainty of their ultimate realization.

Fiscal 1997 resulted in a net loss of $4,724,000 as compared to net earnings of $234,000 in fiscal 1996 and a net loss of $12,064,000 in fiscal 1995. The net loss for fiscal 1997

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

was due primarily to the decline in total fur sales and related gross margins which the Company believes was the result of the significant increase in fur prices, primarily mink, coupled with the lack of availability of finished goods at certain affordable retail price levels. The Company believes that the significant increase in demand worldwide (primarily markets in Korea, Russia and China) for mink during fiscal 1997 combined with a static supply of fur precipitated both the highest price increase ever recorded at the wholesale level and the lack of product availability. In addition, record high consumer debt levels had an adverse impact on consumer purchasing power. The Company also recorded a $729,000 write-down to fair market value for its 36 South State Street property.

The net earnings for fiscal 1996 were largely due to the increase in total revenues and improved gross margins as well as the cost reductions achieved as part of the Company's restructuring initiated at the end of fiscal 1995, partially offset by the increase in occupancy costs and interest expense.

The net loss for fiscal 1995 was due in part to the decline in total sales and related gross margins from continuing operations during the latter half of the fiscal year. The results reflected the impact of the abnormally warm fall and winter weather experienced in all of the Company's operating markets during the third and fourth quarters of fiscal 1995. The unusual climatic situation began in September and carried on through the end of the fiscal year. In addition, the Company recorded a charge of $3,176,000 during the fourth quarter for reorganization, severance and refinancing costs related to the Company's plan to exit certain underperforming locations, the refinancing of its senior secured debt and the migration of its data processing systems to a lower operating cost alternative.

All indications are that the price of fur merchandise, primarily mink, will decrease moderately in fiscal 1998 due to an easing in the demand for fur, primarily in markets outside of North America. Also, preliminary indications are that finished goods will be available in sufficient quantities at all price levels to meet the Company's needs for fiscal 1998.

Liquidity and Capital Resources

Cash and cash equivalents at March 1, 1997 were $153,000, a decrease of $67,000 as compared to March 2, 1996. The decrease was due primarily to cash used in financing and investing activities of $926,000 and $124,000, respectively, partially offset by cash provided by operating activities of $983,000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued

The cash provided by operating activities was due primarily to an increase in accounts payable of $2,707,000 and an increase in merchandise inventories of $2,369,000 partially offset by a decrease in receivables of $2,698,000. The increase in accounts payable was due in large part to negotiating longer payment terms on fur trade payables as well as to the higher cost for furs as compared to the prior year. The increase in merchandise inventories was due primarily to the higher average cost for fur as compared to the prior year. The decrease in accounts receivable was due in large part to a decline in the Company's proprietary credit card portfolio which was related to the decline in women's ready-to-wear sales as compared to the prior year.

The cash used in investing activities of $124,000 was due to additions to property and equipment of $484,000 partially offset by cash provided from the sale of the Company's Fort Worth, Texas real estate for $360,000.

The cash used in financing activities was for principal payments on long-term debt obligations of $1,015,000 partially offset by proceeds from short-term borrowings of $89,000.

On June 16, 1997, the Company finalized an agreement with a new lender to refinance the existing senior secured debt and provide for the Company's working capital needs. The new agreement provides for a three year $27,000,000 credit facility which includes a term loan of $2,000,000. The agreement provides for interest at 0.25% over the base rate (prime) for the revolving facility and the term loan. The agreement provides for monthly principal payments of $23,810 beginning October 1, 1997 with the remaining unamortized balance due June 15, 2000.

On June 19, 1997, the Company entered into a contract for the sale of its 36 S. State building in Chicago, Illinois. The proceeds generated from the sale will be used first to pay down the unamortized senior secured long-term payable obligation and then the secured revolving loan obligation. The building, as such, has been classified as an asset held for sale within the current asset section of the balance sheet as of March 1, 1997.

The Company's anticipated capital expenditures for fiscal 1998 are approximately $600,000 to be used primarily for improvements to existing locations.

The credit facility which expires June 15, 2000 is considered adequate to finance seasonal inventory requirements as well as capital expenditures through fiscal 1998.

In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 123,
"Accounting for Stock-Based

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued

Compensation", which establishes a fair value based method of accounting for employee stock-based compensation. Under this method, compensation cost is measured at the grant date, based on the market price of the stock at that date, and is recognized as expense over the life of the option. SFAS 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". As permitted under SFAS 123, the Company has elected to continue accounting for stock-based compensation in accordance with APB No. 25. The differences between the recognition and measurement provisions of FAS 123 and APB 25 are immaterial to the Company's financial condition and results of operations.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact that adoption of FAS 128 will have on the financial statements.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (FAS 129). FAS 129 establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 (Omnibus Opinion -- 1966) and No. 15 (Earnings per Share) and Statement No. 47 (Disclosure of Long-Term Obligations). Thus the Company does not anticipate any impact from this pronouncement as it is complying with the disclosure requirements for Opinion No. 15 (Earnings per Share).

Item 8.  Financial Statement and Supplementary Data


REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
  Board of Directors
Evans, Inc.


We have audited the accompanying consolidated balance sheets of Evans, Inc. and Subsidiaries as of March 1, 1997 and March 2, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 1, 1997, March 2, 1996 and February 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans, Inc. and Subsidiaries at March 1, 1997 and March 2, 1996, and the consolidated results of their operations and their cash flows for the years ended March 1, 1997, March 2, 1996 and February 25, 1995 in conformity with generally accepted accounting principles.



						COOPERS & LYBRAND L.L.P.


May 23, 1997
except as to the information presented in Notes 3 and 12, for which the date is June 19, 1997
Chicago, Illinois

                        EVANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       for the years ended March 1, 1997,
                      March 2, 1996 and February 25, 1995
                   ($ In Thousands Except Per Share Amounts)

                                           1997         1996         1995
                                         -------      -------      -------
Net sales                                $69,789      $82,650      $75,195
Service revenues                          12,915       13,916       11,622
                                         -------      -------      -------
  Total revenues                          82,704       96,566       86,817
                                         -------      -------      -------
Cost of goods and services sold,
  occupancy and buying costs              53,988       61,787       60,085
Selling and general expenses              30,617       32,510       32,575
Provision for doubtful accounts              621          600          609
Interest expense                           1,446        1,383        1,130
Other expense (income), net                  673           (5)         (43)
Restructuring                                                        3,176
                                         -------      -------      -------
                                          87,345       96,275       97,532
                                         -------      -------      -------
   (Loss) earnings before provision
     for income taxes                     (4,641)         291      (10,715)

Provision for income taxes                    83           57        1,349
                                         -------      -------      -------
    Net (loss) earnings                  ($4,724)        $234     ($12,064)
                                         =======      =======      =======

    Net (loss) earnings per share         ($0.96)       $0.05       ($2.45)
                                         =======      =======      =======

Weighted average common and
  common equivalent shares             4,918,301    4,918,301    4,918,301
                                       =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.


                        EVANS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                       March 1, 1997 and March 2, 1996
                              ($ In Thousands)

                                                       1997           1996
                                                     --------       --------
ASSETS
-------
Current assets:
  Cash and cash equivalents                             $153           $220
  Accounts receivable, less allowance for
    doubtful accounts of $755 and $864                12,665         15,984
  Merchandise inventories                             17,130         14,761
  Prepaid expenses and other current                     899          1,154
  Assets held for sale                                 4,750
                                                     --------       --------
Total current assets                                  35,597         32,119
                                                     --------       --------
Property and equipment:
  Buildings                                                           4,861
  Furniture and equipment                              5,524          6,080
  Leasehold improvements                               5,792          9,775
                                                     --------       --------
                                                      11,316         20,716

  Accumulated depreciation and amortization           (7,398)       (10,293)
                                                     --------       --------
                                                       3,918         10,423
                                                     --------       --------
Long-lived assets, principally intangible assets
  (net of accumulated amortization of $1,090 and
    and $793)                                          3,107          3,469
                                                     --------       --------
                                                     $42,622        $46,011
                                                     ========       ========

                                                       1997           1996
                                                     --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Notes payable                                       $9,308         $9,219
  Current portion of long-term debt                      692          1,043
  Accounts payable                                     9,318          6,611
  Accrued liabilities:
    Payroll                                              455            680
    Taxes, other than on income                        1,267          1,446
    Rent                                               1,395          1,153
    Vacations                                            789            774
    Restructuring                                                       215
    Other                                              1,077          1,193
                                                     --------       --------
Total current liabilities                             24,301         22,334
                                                     --------       --------
Long-term debt                                         1,224          1,888
                                                     --------       --------
Other liabilities                                         43             11
                                                     --------       --------
Shareholders' equity:
  Preferred stock, $1.00 par value, 3,000,000
    shares authorized, none issued
  Common stock, $.20 par value, 8,000,000
   shares authorized, 6,333,435 shares issued          1,267          1,267
  Capital in excess of par value                      15,660         15,660
  Retained earnings                                    4,725          9,449
  Treasury stock, 1,415,134 shares at cost            (4,598)        (4,598)
                                                     --------       --------
Total shareholders' equity                            17,054         21,778
                                                     --------       --------
                                                     $42,622        $46,011
                                                     ========       ========

The accompanying notes are an integral part of the consolidated financial statements.


                        EVANS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                       for the years ended March 1, 1997,
                     March 2, 1996, and February 25, 1995
                               ($ In Thousands)

                                   Capital in
                          Common   Excess of   Retained   Treasury
                          Stock    Par Value   Earnings    Stock      Total
                        ---------- ---------- ---------- ---------- ----------
Balance, February 26,
  1994                      1,267     15,660     21,279     (4,598)    33,608

Net loss                                        (12,064)              (12,064)
                        ---------- ---------- ---------- ---------- ----------
Balance, February 25,
  1995                      1,267     15,660      9,215     (4,598)    21,544

Net earnings                                        234                   234
                        ---------- ---------- ---------- ---------- ----------
Balance, March 2,
  1996                     $1,267    $15,660     $9,449    ($4,598)   $21,778

Net loss                                         (4,724)               (4,724)
                        ---------- ---------- ---------- ---------- ----------
Balance, March 1,
  1997                     $1,267    $15,660     $4,725    ($4,598)   $17,054
                        ========== ========== ========== ========== ==========

The accompanying notes are an integral part of the consolidated financial statements.


                        EVANS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
    for the years ended March 1, 1997, March 2, 1996 and February 25, 1995
                             ($ In Thousands)

                                              1997         1996         1995
                                            --------     --------     --------
Cash Flows from Operating Activities:
-------------------------------------
Net (loss) earnings                         ($4,724)        $234     ($12,064)

Adjustments to reconcile net (loss)
 earnings to net cash provided by
 (used in) operating activities:
  Depreciation and amortization               1,426        1,435        1,652
  Net gain from the disposition of
    property and equipment                      (55)          (3)
  Net loss (gain) from write-down of
    property and equipment                      729         (154)       1,423
  Provision for doubtful accounts               621          600          609

  Change in assets and liabilities:
    Accounts receivable                       2,698          521        2,487
    Merchandise inventories                  (2,369)       1,640        2,175
    Prepaid expenses and
     other current assets                       255         (642)         480
    Long-lived assets                           141         (673)         410
    Accounts payable                          2,707       (2,300)      (3,049)
    Accrued liabilities                        (478)      (1,469)         851
    Other liabilities                            32           (5)         (53)
    Income taxes payable                                                 (115)
    Deferred income taxes                                               1,300
                                            --------     --------     --------
Net cash provided by (used in)
 operating activities                           983         (816)      (3,894)

Cash Flows from Investing Activities:
-------------------------------------
Proceeds from the sale of property
 and equipment                                  360            3
Additions to property and equipment            (484)        (836)      (1,552)
Acquisition less cash acquired                                           (750)
                                            --------     --------     --------
Net cash used in investing activities          (124)        (833)      (2,302)

Cash Flows from Financing Activities:
-------------------------------------
Proceeds from short-term borrowing               89                     1,400
Principal payments on short-term borrowing                  (746)
Additional long-term debt                                  2,000
Principal payments on long-term debt         (1,015)        (519)
                                            --------     --------     --------
Net cash (used in) provided by
 financing activities                          (926)         735        1,400
                                            --------     --------     --------
Net decrease in cash and cash equivalents       (67)        (914)      (4,796)
Cash and cash equivalents at beginning
 of period                                      220        1,134        5,930
                                            --------     --------     --------
Cash and cash equivalents at end
 of period                                     $153         $220       $1,134
                                            ========     ========     ========

Supplemental Disclosures of Cash Flow
 Information:
-------------------------------------
Cash paid during the period for:
  Interest                                   $1,454       $1,393       $1,164
  Income taxes                                   98           57          128

The accompanying notes are an integral part of the consolidated financial statements.


                        EVANS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

        The following is a summary of the significant accounting policies followed in the preparation of the financial statements:

	A.	Principles of Consolidation

                The consolidated financial statements include the accounts of Evans, Inc. and it subsidiaries, all of which are wholly-owned.

	B.	Recognition of Revenues

                All revenues, including installment and revolving credit sales, are included in the financial statements on the accrual method.

	C.	Cash and Cash Equivalents

                For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

	D.	Merchandise Inventories

                Merchandise inventories are stated at the lower of cost or market with cost determined on the basis of specific identification for furs (approximately 88% and 85% of total inventory in fiscal 1997 and 1996, respectively) and on the retail method on a first-in, first-out basis for other inventories. The Company includes in inventory certain purchasing and handling costs. The Company believes this method provides for matching the full cost of obtaining merchandise and preparing it for sale with related revenues.

	E.	Property and Equipment

                Property and equipment are stated at cost. Depreciation is provided on the straight-line method in the financial statements over the estimated useful lives of the assets. The estimated useful lives are 3-10 years for furniture, fixtures and other equipment and 12 years for customized software. Leasehold improvements are amortized generally over the shorter of the life of the related asset or the remaining term of the lease. Accelerated methods of depreciation are used for tax purposes. During the fourth

                        EVANS, INC. AND SUBSIDIARIES

1.	Significant Accounting Policies, continued

	E.	Property and Equipment, continued

		quarter of fiscal 1997, the Company recorded a write-down of $729,000 ($0.15 per share) on the 36 S. State Street building to reflect the current fair market value. The write-down was recorded in other expenses in the Consolidated Statements of Operations. In addition, there is a commitment by the lessor, under a related land lease, that requires the lessor to purchase the building in the year 2000 at its then fair market value.
                On June 19, 1997, the Company entered into a contract for the sale of the building at 36 S. State Street for a purchase price of $5,000,000 which, net of expected closing costs, is comparable to the current carrying value of the building including improvements. The building, as such, has been classified as an asset held for sale within the current asset section of the balance sheet as of March 1, 1997.

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

                The Company evaluates the recoverability of asset carrying values using estimates of future cash flows over remaining asset lives. When impairment is dictated, any impairment loss is measured by the excess of carrying values over full values.

	F.	Long-Lived Assets

                Intangibles, contracts and other deferred charges are included in other assets at cost less amortization provided on a straight-line basis over periods ranging from 4 to 40 years. Approximately 90% of total other assets are intangibles with amortization periods of 20 to 40 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, would be measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

                        EVANS, INC. AND SUBSIDIARIES

            NOTES OF CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.	Significant Accounting Policies, continued

	G.	Advertising and Preopening Costs

                Advertising costs and costs incurred in connection with the opening of new locations are expensed as incurred. Total advertising expense for the fiscal years ended March 1, 1997, March 2, 1996 and February 25, 1995 was $7,737,000, $8,721,000
                and $8,510,000 respectively.

	H.	Fiscal Year

                The Company's fiscal year ends on the Saturday nearest the end of February. Fiscal 1997 and 1995 ended March 1, 1997 and February 25, 1995, respectively, and were comprised of 52 weeks each. Fiscal 1996 ended March 2, 1996 and was comprised of 53 weeks.

	I.	Industry Segment Information

                The Company's operations are in a single industry, retailing furs, apparel and related items and services through the operation of stores and leased departments. All operations are within the United States and no one customer accounts for more than 10% of revenues.

                Inherent in the accompanying financial statements are certain risks and uncertainties. These risks and uncertainties include, but are not limited to the impact of competition and available sources of supply.

	J.	Income Taxes

                Taxes on income are accounted for under the liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets due to the uncertainty of their ultimate realization. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                        EVANS, INC. AND SUBSIDIARIES

	K.	Estimates

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

        A significant portion of the Company's cash and cash equivalents are maintained with one financial institution. The assets of this financial institution are fully insured with the federal government.

3.	Debt Obligations

        At March 1, 1997 and March 2, 1996, long-term debt consisted of the following:

                                                     1997          1996
                                                  ---------      ---------
Note payable, floating prime rate
 plus 1% (Maximum rate of 11%).
 $91,000 principal amount due July,
 1995; subsequent principal due in
 semi-annual amounts of
 $181,000 beginning January, 1996,
 through January, 1999;
 $91,000 due July, 1999.                         $  816,000     $1,178,000
Note payable, floating prime
 rate plus 2%.  Principal due in
 monthly installments of $27,500
 beginning July, 1995 through April, 1998;
 $715,000 due May, 1998.                          1,100,000      1,403,000
Note payable, floating prime rate
 plus 2%.  Principal due November, 1996               -0-          350,000
                                                  ---------      ---------
                                                  1,916,000      2,931,000
        Less amounts due in one year                692,000      1,043,000
                                                  ---------      ---------
                                                 $1,224,000     $1,888,000
                                                  =========      =========

At March 1, the Company had an available line of credit of $21,500,000 ($13,370,000 of which was used in support of letters of credit, bankers acceptances, direct borrowings and other reserves).

                        EVANS, INC. AND SUBSIDIARIES

3.	Debt Obligations, continued

        On June 16, 1997, the Company finalized an agreement with a new lender to refinance the existing senior secured debt and provide for the Company's working capital needs. The agreement provides for a three year $27,000,000 credit facility which includes a term loan of $2,000,000. The agreement provides for interest at 0.25% over the base rate (prime) for direct borrowings under the revolving facility and the term loan. Prime was 8.25% at March 1, 1997. The agreement contains provisions which, among other things, require the maintenance of certain financial covenants, the most restrictive of which is the maintenance of a certain level of earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement prohibits the payment of cash dividends and requires a commitment fee of three-tenths of one percent per annum on the unused portion of the revolving loan. Also, all assets, rights, interest and properties of the Company are pledged as collateral for the revolving and term loan obligations.

        As of March 2, 1996, the Company was required to adopt new guidance issued by the Financial Accounting Standards Board Emerging Issues Task Force in Abstract 95-22. This Abstract requires classification of the outstanding borrowings under the Company's current Credit Agreement as a current liability. Accordingly, borrowings under the Credit Agreement are included in current liabilities in the balance sheets as of March 1, 1997 and March 2, 1996. The Company believes that the stated amount of their debt obligations approximates fair value.

        On June 19, 1997, the Company entered into a contract for the sale of its 36 S. State building in Chicago, Illinois. The proceeds generated from the sale will be used first to pay down the unamortized senior secured long-term payable obligation and then the secured revolving loan obligation.

        During fiscal 1997, the Company used the proceeds from its sale of the Fort Worth real estate to pay down the $350,000 long-term payable obligation which it collateralized.

        Scheduled payments on long term debt, adjusting for the refinancing and the new term loan, for the fiscal years 1998, 1999, 2000 and 2001 are $591,000, $648,000, $377,000 and $1,309,000, respectively.

        The weighted average interest rate on short-term borrowings was 10.41%, 11.24% and 9.69% for fiscal years 1997, 1996 and 1995, respectively.

                        EVANS, INC. AND SUBSIDIARIES

4.	Common Stock

        During fiscal 1991, the Company granted options for 295,000 shares of the Company's common stock to five officers at a price of $1.65 per share being 100% of the average market value for the ten trading days preceding the date of grant. Options granted on 20,000 and 50,000 shares expired during fiscal 1995 and fiscal 1992, respectively. During fiscal 1996, the remaining 225,000 options were canceled and reissued at a price of $1.50 per share being 100% of the market price at the date of reissue.

        During fiscal 1996, the Company granted key employees and members of the Board of Directors options for 166,000 and 10,000 shares at prices of $1.50 and $1.375, respectively, the prices being 100% of market value at the dates of grant.

        During fiscal 1997, the Company granted additional key employees and a new member of the Board of Directors options for 36,500 and 10,000 shares at prices of $2.25 and $2.00, respectively, the prices being 100% of market value at the dates of grant. Also, options granted on 7,000 shares expired during fiscal 1997.

        As of March 1, 1997, 440,500 options were exercisable and 59,500 were available for grant under the Company's stock option plan.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for employee stock-based compensation. Under this method, compensation cost is measured at the grant date, based on the market price of the stock at that date, and is recognized as expense over the life of the option. SFAS 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". As permitted under SFAS 123, the Company has elected to continue accounting for stock-based compensation in accordance with APB No. 25. The differences between the recognition and measurement provisions of FAS 123 and APB 25 are immaterial to the Company's financial condition and results of operations.

                        EVANS, INC. AND SUBSIDIARIES

5.	Service Charges

        Service charges on customer credit accounts are netted against selling and general expenses. Service charges amounted to $1,811,000, $2,142,000 and $2,268,000 in the years ended March 1, 1997, March 2,
        1996 and February 25, 1995, respectively.

6.	Income Taxes

        The components of the net deferred tax asset as of March 1, 1997 and March 2, 1996 were as follows:

                                                  1997               1996
                                              ----------          ---------
	Deferred tax assets:
            Net operating loss               $10,721,000         $9,115,000
            Sales taxes                          319,000            380,000
            Vacations                            263,000            257,000
            Store Closings                         -0-               90,000
            Other                               1,313,000           976,000
            Valuation allowance               (11,546,000)       (9,660,000)
                                               ----------         ---------
        Total deferred tax assets               1,070,000         1,158,000

            Deferred tax liabilities:
            Property and equipment               (909,000)       (1,001,000)
            Accounts receivable                  (161,000)         (157,000)
                                               ----------         ---------
        Total deferred tax liabilities         (1,070,000)       (1,158,000)
                                               ----------         ---------
        Net deferred tax balance              $    -0-           $   -0-
                                               ==========         =========

	The Company has recorded a valuation allowance with respect to the future tax benefits of the net operating loss reflected in deferred income taxes as a result of the uncertainty of their ultimate realization.

        The Company has net operating loss carryforwards of approximately $25,526,000 are available to offset future taxable income. These carryforwards expire in the years 2005 through 2012.

                        EVANS, INC. AND SUBSIDIARIES

6.	Income Taxes, continued

	The provision for income taxes is comprised of:

                                   1997          1996            1995
                                  -------       -------       ---------
 Current
  Federal                                                    $   33,000
  State                           $83,000       $57,000          16,000

 Deferred
  Federal                                                     1,300,000
  State
                                  -------       -------       ---------
 Total                            $83,000       $57,000      $1,349,000
                                  =======       =======       =========


        The income tax provision differed from a provision computed at the U.S. statutory rate as follows:

                                   1997          1996            1995
                                  ------        ------          ------
Statutory federal tax rate        (34.0)%        34.0%          (34.0)%
Losses with no current tax
 benefit                                         33.8
Increase (decrease) in
 valuation allowance               33.5         (25.1)           12.1
State taxes on income, net
 of federal tax benefit             1.2          12.9             0.1
Other                               1.1          (2.2)            0.6
                                  ------        ------          ------
                                    1.8%         19.6%           12.6%
                                  ======        ======          ======

7.	Profit-Sharing Plan

        The Company maintains a profit-sharing plan covering substantially all employees. The Company funds all amounts as accrued which totaled $38,000, $27,000 and $44,000 for the years ended
        March 1, 1997, March 2, 1996 and February 25, 1995, respectively.

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

                        EVANS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.	Leases, continued.

        Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                  1998                                $ 2,413,000
                  1999                                  2,425,000
                  2000                                  2,188,000
                  2001                                  2,026,000
                  2002                                  1,794,000
                  Total thereafter                      4,769,000
                                                       ----------
                  Total minimum payments required     $15,615,000
                                                       ==========

        The following schedule shows the composition of total rental expenses for all operating leases:


                                     1997          1996          1995
                                   ---------     ---------     ---------
Minimum rentals                   $2,374,000    $2,578,000    $2,714,000
Contingent rentals                 6,053,000     7,010,000     4,567,000
                                   ---------     ---------     ---------
                                  $8,427,000    $9,588,000    $7,281,000
                                   =========     =========     =========

9.	Earnings (loss) per Share

        Net earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding and common share equivalents resulting from the assumed exercise of common stock options. Common share equivalents, representing 440,500 shares, were not included in the computation of earnings per share for fiscal 1997 because the period resulted in a net loss and the effect would be antidilutive. Common share equivalents, representing 401,000 shares, were not included in the computation of earnings per share for fiscal
        1996 because the market price of the common stock obtainable was not in excess of the exercise price for substantially all of the fourth quarter.

10.	Restructuring

        During the fourth quarter of fiscal 1995, the Company recorded a pre-tax restructuring charge of $3,176,000. Approximately 40% of the charge was related to costs associated with the closing of several
        Company-owned retail locations, the closing of the Company's fur inspection office in New York and the reduction of staff in various corporate departments. Approximately 39% of the charge was related to costs associated with the migration of the Company's data processing and information systems structure to a lower cost alternative.
        Approximately 8% of the charge was related to employee termination benefits. The remaining


                        EVANS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.	Restructuring, continued

        charges were due primarily to the refinancing of the Company's revolving credit facility and senior secured long-term note payable obligations as well as other administrative costs. During fiscal
        1996, the Company reversed approximately 5% of the previously recorded restructuring charge associated with store closings. Approximately 7% of the original restructuring charge recorded remained outstanding at the end of fiscal 1996 and was fully utilized by the end of the first quarter of fiscal 1997.

11.	Acquisition

        On January 13, 1995 the Company finalized its agreement to acquire the assets and assume certain liabilities of Gilson Incorporated, a retailer of fur apparel which operated leased departments in four major department store chains. The total purchase price was $3,500,000 which included $300,000 related to a covenant not to compete agreement, and warrants to purchase 100,000 shares of Evans common stock, $.20 par value per share, with an exercise price of $2.50 per share and an expiry on the warrants of December 31, 1999.

        A down payment of $1,750,000 was made on January 17, 1995 and a payment of $300,000 related to the covenant not to compete was made on July 15, 1995. The remaining $1,450,000 is due as follows; $91,000 due July, 1995, installments of$181,000 commencing January, 1996, with subsequent payments every July and January through January, 1999 and $91,000 due July, 1999.

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


                        EVANS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.	Acquisition, continued.

        The following table summarized the unaudited consolidated pro forma results of operations, assuming the acquisition had occurred at the beginning of the following period:
                                                                1995
        (Dollars in Thousands, except per share amounts)
        Sales of products and services                        $101,825
        Net loss                                               (11,263)
        Primary loss per common share                            (2.29)

12.	Subsequent Event

        On June 19, 1997, the Company entered into a contract for the sale and leaseback of its flagship store and corporate office headquarters building located at 36 S. State Street in Chicago, Illinois with a purchase price of $5,000,000. The transaction is expected to close on or before August 2, 1997. As part of the agreement, the Company will execute 15 year and 10 year lease agreements covering 61,775 square feet for the existing retail premises and 36,020 square feet for the corporate operation space, respectively. The leases provide for a rental rate of $12.50 per square foot gross with an escalation of 2.5% per annum. The agreement also requires a $500,000 deposit to secure the lease obligations. The net proceeds from the transaction will be used first to retire the senior secured long-term payable obligation and then to pay down the secured revolving credit facility obligation.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

          The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended March 1, 1997 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive
          Officers of the Registrant, is incorporated by reference from the Proxy Statement.


                        EVANS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


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


                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.  (1)  Financial Statements                                      Pages

     Included in Part II of this report:

     Report of Independent Accountants                               15

     Financial Statements:
     Consolidated Balance Sheets, March 1, 1997
     and March 2, 1996                                               16

     Consolidated Statements of Operations for the years
     ended March 1, 1997, March 2, 1996 and February
     25, 1995                                                        17

     Consolidated Statements of Changes in
     Shareholders' Equity for the years ended March 1,
     1997, March 2, 1996 and February 25, 1995                       18

     Consolidated Statements of Cash Flows for the years
     ended March 1, 1997, March 2, 1996 and February
     25, 1995                                                        19

     Notes of Consolidated Financial Statements                    20 - 30

a.  (2)  Financial Statement Schedules

     Included in Part IV of this report:

     Report of Independent Accountants                               42

     Schedules:
     II.  Valuation and Qualifying Accounts and Reserves
     for the years ended March 1, 1997, March 2, 1996                43
     and February 25, 1995.

Notes:	Schedules other than those listed are omitted for the reason that they are inapplicable, are not required, or equivalent information has been included elsewhere herein.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, continued

a.  (3)  Exhibits

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

4.1 Loan agreement dated August 16, 1978, as amended, between Registrant and The Prudential Insurance Company of American relating to 10.125% promissory note due August 15, 1993 as modified by Credit Agreement dated August 30, 1984 between Registrant and Prudential Interfunding
     Corporation relating to a revolving loan agreement not exceeding
     $21,000,000 terminating August 30, 1988 is herein incorporated by reference to the Form 10-Q filed for the quarter ended September 1, 1984 (File No. 0-1500).

4.2  Loan agreement dated October 29, 1984 modifying credit agreement dated
     August 30, 1984 with Prudential Interfunding Corporation, whereby
     Registrant reduced its revolving loan commitment from $21,000,000 to $16,000,000 and converted $4,200,000 into a fixed rate term loan at 13.725% due October 1994, is herein incorporated by reference to the 10-Q filed for the quarter ended December 1, 1984 (File No. 0-1500).

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

4.4  Loan agreement (Promissory Note) dated August 6, 1986 with Prudential
     Insurance Company of America (Prudential) whereby Prudential will make available to Registrant $17,500,000 with interest at a rate of 9.375% on the unpaid balance. This agreement which replaces Registrant's agreement with Prudential dated October 15, 1985 is herein incorporated by reference to the Exhibit to the Form 10-Q filed for the quarter ended August 30, 1986.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, continued

a.  (3)  Exhibits, continued

4.5  Amendment dated July 6, 1990 which amends the Loan Agreements with
     Prudential Insurance Company of America dated August 16, 1978 and with
     Prudential Interfunding Corporation dated August 30, 1984 and August
     6, 1986.

4.6 Amended and restated secured credit agreement dated August 9, 1990 between registrant and American National Bank and Trust Company of Chicago, individually and as agent is herein incorporated by reference to the Exhibit to the Form 10-Q filed for the quarter ended September
     1, 1990 and the amendment thereto dated December 7, 1990 is incorporated by reference to the Exhibit to Form 10-Q file for the quarter ended December 1, 1990. In addition, letters of notification pursuant to section 7.3(c) of the amended and restated secured credit agreement are herein incorporated by reference to the exhibit to the Form 10-Q filed for the quarter ended December 1, 1990.

4.7 Amendment dated August 9, 1990 which amends the loan agreements with Prudential Insurance Company of American dated August 16, 1978 and with Prudential Interfunding Corporation dated August 30, 1984 and
     August 6, 1986 is herein incorporated by reference to the Exhibit to the Form 10-Q filed for quarter ended September 1, 1990.

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


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, continued

a.  (3)  Exhibits, continued

4.12 Amendment dated February 7, 1992 which amends the loan agreements with Prudential Insurance Company of America dated August 16, 1978 and with
      Prudential Interfunding Corporation dated August 30, 1984 and August
      6, 1986 and the amendments thereto dated August 9, 1990 and June 20,
      1991.

4.13 Second Amended and Restated Revolving Noted dated February 7, 1992 between registrant and American National Bank, individually and as agent.

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


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, continued

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


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, continued

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

4.28 Letter of termination dated May 31, 1995 which terminates the loan agreements with Prudential Interfunding Corporation dated August 6,
      1986 and the amendments thereto dated August 9, 1990, June 20, 1991,
      February 7, 1992, May 28, 1993, May 10, 1994, January 13, 1995,
      February 17, 1995 and March 31, 1995.

4.29  Loan and Security Agreement dated May 31, 1995 between registrant and
      Transamerica Business Credit Corporation.

4.30  Amendment dated October 3, 1995 which amends the Loan and Security
      Agreement dated May 31, 1995 with Transamerica Business Credit
      Corporation.

4.40  Amendment dated November 20, 1995 which amends the Loan and Security
      Agreement dated May 31, 995 with Transamerica Business Credit
      Corporation and the amendment thereto dated October 3, 1995.

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

4.52  Amendment dated July 5, 1996 which amends the Loan and Security
      Agreement dated May 31, 1995 with Transamerica Business Credit
      Corporation and the amendments thereto dated October 3, 1995, November
      20, 1995, January 5, 1996 and May 30, 1996.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, continued

a.  (3)  Exhibits, continued

4.53  Amendment dated October 11, 1996 which amends the Loan and
      Security Agreement dated May 31, 1995 with Transamerica Business
      Credit Corporation and the amendments thereto dated October 3, 1995, November 20, 1995, January 5, 1996, May 30, 1996 and July 5, 1996.

4.54  Amendment dated November 25, 1996 which amends the Loan and Security
      Agreement dated May 31, 1995 with Transamerica Business Credit
      Corporation and the amendments thereto dated October 3, 1995, November
      20, 1995, January 5, 1996, May 30, 1996, July 5, 1996 and October 11,
      1996.

4.55  Amendment dated January 9, 1997 which amends the Loan and
      Security Agreement dated May 31, 1995 with Transamerica Business
      Credit Corporation and the amendments thereto dated October 3, 1995, November 20, 1996, January 5, 1996, May 30, 1996, July 5, 1996,
      October 11, 1996 and November 25, 1996.

4.56  Amendment dated April 17, 1997 which amends the Loan and
      Security Agreement dated May 31, 1995 with Transamerica Business
      Credit Corporation and the amendments thereto dated October 3, 1995, November 20, 1995, January 5, 1996, May 30, 1996, July 5, 1996,
      October 11, 1996, November 25, 1996 and January 9, 1997.

4.57 Letter of termination dated June 17, 1997, which terminates the Loan and Security Agreement dated May 31, 1995, as amended, between registrant and Transamerica Business Credit Corporation.

4.58  Loan and Security Agreement dated June 16, 1997 between registrant and
      Jackson National Life Insurance Company, a Michigan Insurance Company with PPM Finance, Inc. as Attorney-in fact.

10.1 1971 Stock Option Plan of the Company is incorporated herein by reference to Appendix A of the Company's definitive proxy statement for its annual meeting held July 11, 1978 (File No. 0-1500).

10.2 Deferred Compensation Plan dated July 8, 1975 is incorporated herein by reference to Exhibit 4 to the Form 10-K filed for the fiscal year ended February 28, 1976 and the amendment thereto dated July 14, 1977 is incorporated herein by reference to the Exhibit to the Form
      10-K filed for the fiscal year ended February 25, 1978 (File No.
      0-1500).


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, continued

a.  (3)  Exhibits, continued

10.4 Key Employees' Supplemental Medical Expense Benefit Plan is herein incorporated by reference to the Form 10-K for the fiscal year ended February 28, 1981 (File No. 0-1500).

10.5  Employment Agreement dated as of November 17, 1982 with David
      B. Meltzer is incorporated by reference to the Form 10-K for the fiscal year ended February 28, 1981 (File No. 0-1500).

10.6 Stock purchase agreement dated December 17, 1984 is incorporated by reference to the exhibit to the Form S-1 Registration statement dated June 27, 1986.

10.7  Letter agreement dated January 4, 1982 and May 18, 1983 between the
      Company and each of two officer is incorporated by reference to the exhibit to the Form S-1 Registration statement dated June 27, 1986.

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

10.10 Commitment Letter dated June 29, 1990 for the secured revolving credit agreement with American National Bank and Trust Co. of Chicago.

10.11 Employment agreement dated July 5, 1990 with Leonard Levey is incorporated by reference to the Exhibit to the form 10-Q filed for the quarter ended June 2, 1990 and the Amendment thereto dated August
       21, 1990 is incorporated by reference to the Exhibit to the form 10-Q filed for the quarter ended September 1, 1990.

10.12 Commitment letter dated January 20, 1992 for certain modifications to the amended and restated secured credit agreement dated August 9, 1990 and as amended June 20, 1991, between registrant, American National
       Bank and Trust Company of Chicago, individually and as agent, the Prudential Insurance Company of America, and the Prudential
       Interfunding Corporation.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, continued

a.  (3)  Exhibits, continued

10.13 Purchase agreement dated as of January 13, 1995 by and between registrant and Gilson, Incorporated, a Delaware Corporation.

10.14 Covenant not to compete agreement dated as of January 13, 1995 by and between registrant, Karl B. Gittelman and C. Richard Gittelman.

10.15  Warrant to purchase shares of registrant's common stock.

10.16  Real Estate Purchase Agreement dated as of June 19, 1997.

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

                              EVANS, INC.

                              By:  William E. Koziel
                                   --------------------
                                   William E. Koziel
                                   Vice President and
                                    Chief Financial Officer

Date:  June 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                         Date
     -----------                 -------                       ------

David B. Meltzer          Chairman of the Board             June 19, 1997
----------------------
David B. Meltzer

Patrick J. Regan          President and Chief               June 19, 1997
----------------------     Executive Officer
Patrick J. Regan

Robert K. Meltzer         Executive Vice President          June 19, 1997
----------------------     General Merchandise Manager
Robert K. Meltzer

Samuel B. Garber          Vice President,                   June 19, 1997
----------------------     General Counsel and Secretary
Samuel B. Garber

Ernest R. Wish            Director                          June 19, 1997
----------------------
Ernest R. Wish

Harold Sussman            Director                          June 19, 1997
----------------------
Harold Sussman

Dennis Bookshester        Director                          June 19, 1997
----------------------
Dennis Bookshester

Gwendolyn L. Stanback     Director                          June 19, 1997
----------------------
Gwendolyn L. Stanback

Edmond D. Cicala
----------------------    Director                          June 19, 1997
Edmond D. Cicala



              REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
  Board of Directors
Evans, Inc.


Our report on the consolidated financial statements of Evans, Inc. and Subsidiaries is included on page 15 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 32 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                              COOPERS & LYBRAND L.L.P.



May 23, 1997
except as to the information presented in Notes 3 and 12, for which the date is June 19, 1997
Chicago, Illinois




                        EVANS, INC. AND SUBSIDIAIRES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

       for the years ended March 1, 1997, March 2, 1996, February 25, 1995
                             ($ IN THOUSANDS)


        Column A        Column B        Column C         Column D     Column E
        --------        --------        --------         --------     --------
                                        Additions
                                   --------------------
                                      (1)        (2)
                         Balance    Charged    Charged                 Balance
                           at         to         to                      at
                        Beginning  Costs and    Other                  End of
      Description       of Period  Expenses   Accounts   Deduction(a)  Period
                        ---------  --------   --------   ---------     -------
Year ended
 March 1, 1997
Allowance for doubtful
 accounts                   $864       $621                  $730         $755

Year ended
 March 2, 1996
Allowance for doubtful
 accounts                   $794       $600                  $530         $864

Year ended
 February 25, 1995
Allowance for doubtful
 accounts                   $702       $609                  $517         $794

Note:
(a) Uncollectible accounts receivable and inventory charged off, net of recoveries.

                                   EXHIBIT 11
                          EVANS, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE

                                        1997           1996           1995
                                     ----------     ----------     ----------
            Primary:
          ------------
Weighted average shares outstanding   4,918,301      4,918,301      4,918,301

Incremental shares for
  exercise of stock options
                                     ----------     ----------     ----------
Adjusted number of common
  shares outstanding                  4,918,301      4,918,301      4,918,301
                                     ==========     ==========     ==========

Net (loss) earnings                 ($4,724,000)      $234,000   ($12,064,000)
                                     ==========     ==========     ==========

Net (loss) earnings per share            ($0.96)         $0.05         ($2.45)
                                     ==========     ==========     ==========


         Fully diluted:
       ------------------
Weighted average shares outstanding   4,918,301      4,918,301      4,918,301

Incremental shares for
  exercise of stock options              31,543                       113,917
                                     ----------     ----------     ----------
Adjusted number of common
  shares outstanding                  4,949,844      4,918,301      5,032,218
                                     ==========     ==========     ==========

Net (loss) earnings                 ($4,724,000)      $234,000   ($12,064,000)
                                     ==========     ==========     ==========

Net (loss) earnings per share            ($0.95)         $0.05         ($2.40)
                                     ==========     ==========     ==========


                       EVANS, INC. AND SUBSIDIARIES

                            INDEX TO EXHIBITS



                 Exhibit                       Page Nos.
                 -------                       ---------
                   4.56                         46 - 50

                   4.57                         51 - 55

                   4.58                         56 - 102

                  10.16                        103 - 128

          AMENDMENT NO. 9 TO LOAN AND SECURITY AGREEMENT

     AMENDMENT NO. 9, dated as of April 17, 1997, between TRANSAMERICA BUSINESS CREDIT CORPORATION ("Lender"), and EVANS, INC. ("Borrower"), and Borrower's wholly-owned Subsidiaries, KOSLOW'S, INC. ("Koslow") and EVANS-ROSENDORF OF MARYLAND, INC. ("Rosendorf") (Koslow and Rosendorf individually, a "Borrowing Subsidiary", and collectively, "Borrowing Subsidiaries").

     Lender and Borrower and Borrowing Subsidiaries are parties to a Loan and Security Agreement dated as of May 31, 1995, as amended by Amendment No. 1 to Loan and Security Agreement dated as of October 3, 1995, by Amendment No. 2 to Loan and Security Agreement dated as of November 20, 1995, by Amendment No. 3 to Loan and Security Agreement dated as of January 5, 1996, by Amendment No. 4 to Loan and Security Agreement dated as of May
30, 1996, by Amendment No. 5 to Loan and Security Agreement dated as of July 5, 1996, by Amendment No. 6 to Loan and Security Agreement dated as of October 11, 1996, by Amendment No. 7 to Loan and Security Agreement dated as of November 25, 1996, and by Amendment No. 8 to Loan and Security Agreement dated as of January 9, 1997 (the "Loan and Security Agreement"). Lender, Borrower and Borrowing Subsidiaries desire to amend the Loan and Security Agreement in certain respects and, accordingly, the parties hereto agree as follows:

     1. Definitions. Except as otherwise provided herein, the terms defined in the Loan and Security Agreement are used herein as defined therein.

     2. Amendments. Subject to the satisfaction of the conditions precedent set forth in Section 4 hereof, the Loan and Security Agreement is amended, effective as of April 17, 1997, as follows:

          A. Section 1.1 is amended by adding the following additional definitions:

                    Applicable Revolving Loan Margin:  three and
               one-half percent (3 1/2%) during the Over Formula
               Advance Period, and one and one-half percent
               (1 1/2%) during all other times.

                    Applicable Term Loan Margin:  four percent
               (4%) during the Over Formula Advance Period, and two percent (2%) during all other times.

                    L/C - B/A Rate:  three percent (3%) during the
               Over Formula Advance Period, and two percent (2%) during all other times.

                    Over Formula Advance Period:  the period
               beginning on April 17, 1997 and ending on the earlier of October 31, 1997 or the date on which Borrower sells its leasehold estate in the State Street Property.

          B.   Section 2.3 is amended and restated as follows:

          2.3 Interest on Revolving Loan Liabilities. With respect to the Revolving Loan Liabilities, Borrower and Borrowing Subsidiaries shall pay to Lender interest in arrears on the first day of each calendar month in an amount equal to the quotient of (i) the sum of the products of the unpaid principal amount of the Revolving Loan on each day during the preceding calendar month, multiplied by a rate equal to the Base Rate in effect on each such day plus the Applicable Revolving Loan Margin, divided by (ii) three hundred sixty
     (360); any change in the Base Rate resulting from a change in the applicable corporate rate or the commercial paper rate shall be effective as of the date of the relevant change. In no contingency or event whatsoever shall the interest rate charged with respect to the Revolving Loan liabilities pursuant to the terms of this Agreement exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. If such a court determines that Lender has received interest hereunder in excess of the highest applicable rate, Lender shall promptly refund such excess interest to Borrower and Borrowing Subsidiaries.

          C.   Section 2.4 is amended and restated as follows:

          2.4 Interest on Term Loan Liabilities. With respect to the Term Loan Liabilities, Borrower and Borrowing Subsidiaries shall pay to Lender interest in arrears on the first day of each calendar month in an amount equal to the quotient of (i) the sum of the products of the unpaid principal amount of the Term Loans on each day during the preceding calendar month, multiplied by a rate equal to the Base Rate in effect on each such day plus the Applicable Term Loan Margin, divided by (ii) three hundred sixty (360); any change in the Base Rate resulting from a change in the applicable corporate rate or commercial paper rate shall be effective as of the date of the relevant change. In no contingency or event whatsoever shall the interest rate charged with respect to the Term Loan Liabilities pursuant to the terms of this Agreement exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. If such a court determines that Lender has received interest hereunder in excess of the highest applicable rate, Lender shall promptly refund such excess interest to Borrower and Borrowing Subsidiaries.

          D. The definition of "Borrowing Base" in Section 3.1 is amended and restated as follows:

          The "Borrowing Base" shall mean, at any particular time, an amount equal to the lesser of the Maximum
          Revolving Loan, or the sum of the following:

                    (i) Seventy-five percent (75 %) (an "Advance Rate") of Eligible Owned Store Sales
                          Accounts; plus

                   (ii) Eighty percent (80%) (an "Advance Rate") of Eligible Licensed Department Sales
                          Accounts; plus

                  (iii)   Fifty percent (50%) (an "Advance Rate")
                          of Eligible Owned Store Service Accounts and Eligible Licensed Department Service Accounts; plus

                   (iv) The lesser of (x) Twelve Million Dollars ($12,000,000) during the months of January, February, March and April, and Thirteen Million Dollars ($13,000,000) during the months of May, June, July, August, September, October, November and December, or (y) the sum of the following:

                              (A)  Thirty-five percent (35%) (an
                          "Advance Rate") of Eligible Apparel
                          Inventory; plus

                              (B)  Fifty-five percent (55%) (an
                          "Advance Rate") of Eligible Fur Inventory.

E.   Section 3.5(f) is amended and restated as follows:

          (f) If Lender shall incur any L/C-B/A Obligations pursuant hereto at the request or on behalf of Borrower hereunder, Borrower agrees to pay to Lender, as compensation to Lender for such L/C-B/A Obligations, (i) all fees and charges paid by Lender on account of such L/C-B/A Obligation to the issuer or like party, and (ii) commencing with the month in which such L/C-B/A Obligation is incurred by Lender and monthly thereafter for each month during which such L/C-B/A Obligation shall remain outstanding, a fee in an amount equal to the quotient of (x) an amount equal to (A) the sum of the daily outstanding amount of such L/C-B/A Obligations on each day during the previous month multiplied by (B) a rate equal to the L/C-B/A Rate, divided by (y) three hundred sixty (360). Fees payable in respect of L/C-B/A Obligations shall be paid to Lender, in arrears, on the first day of each month.

          F.   A new Section 3.1A is added following Section
               3.1, as follows:

                     3.1A  Over Formula Advances: In the event
               that at anytime during the Over Formula Advance Period there is no Collateral Availability, upon the request of Borrower therefor, Lender, at its option, may make an over formula advance under the Revolving Loan to Borrower or a Borrowing Subsidiary (an "Over Formula Advance"). Any such Over Formula Advance shall not exceed the positive difference, if any, between (x) the lesser of fifteen percent (15 %) of Eligible Inventory, (ii) Two Million Dollars ($2,000,000), or (iii) the Unused Revolving Loan Facility, and (y) the aggregate outstanding Over Formula Advances. Any such Over Formula Advance shall be deemed to be a Revolving Loan Advance for all other purposes hereunder.

     3. Appraisals: Physical Inventory. Borrower and each Borrowing Subsidiary covenants that it shall deliver to Lender, on or before May 15, 1997, the following: (i) an appraisal of the Inventory of Borrower and Borrowing Subsidiaries prepared by BGA Consulting; (ii) an appraisal of the charge card portfolio of Borrower and Borrowing Subsidiaries prepared by H.E. Ring & Associates, Inc.; and (iii) a written report on the physical inventory conducted by Borrower and Borrowing Subsidiaries during March 1997.

     4. Conditions Precedent. This Amendment No. 9 shall be effective upon the satisfaction of the following conditions precedent:

          4.1  Execution and Delivery of Amendment No. 9.  This
     Amendment No. 9 or counterparts thereof shall have been duly executed and delivered to Lender, Borrower and Borrowing
     Subsidiaries.

          4.2 Amendment Fee. Borrower and Borrowing Subsidiaries shall have paid to Lender solely as consideration for Lender agreeing to enter into this Amendment No. 9 an amendment fee in the amount of $40,000.

     5. Representation and Warranty. Borrower and each Borrowing Subsidiary represents and warrants to Lender that the execution and delivery by Borrower and each Borrowing Subsidiary of this Amendment No.9 are within Borrower's and each Borrowing Subsidiary's corporate power, have been duly authorized by all necessary or proper corporate action, are not in contravention of any provision of Borrower's or either Borrowing Subsidiary's Articles or Certificate of Incorporation or Bylaws, will not violate any law or regulation, or any order or decree of any court or governmental instrumentality, will not conflict with or result in the breach or termination of, constitute a default under, or accelerate any performance required by, any indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower or either Borrowing Subsidiary is a party or by which Borrower or either Borrowing Subsidiary or any of its property is bound and do not require the consent or approval of any governmental body, agency, authority or any other person.

     6. Miscellaneous. Except as herein provided, the Loan and Security Agreement shall remain unchanged and in full force and effect. This Amendment No. 9 may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement. This Amendment No. 9 and the obligations arising hereunder shall be governed by, and construed and enforced in accordance with, the laws of the State of Illinois applicable to contracts made and performed in such state, without regard to the principles thereof regarding conflict of laws, and any applicable laws of the United States of America.

     IN WITNESS WHEREOF, this Amendment No.9 has been duly executed as of the day and year specified at the beginning hereof.


TRANSAMERICA BUSINESS CREDIT           EVANS, INC.
CORPORATION

By:        Matthew N. McAlpine         By:        William E. Koziel
    Name:  Matthew N. McAlpine             Name:  William E. Koziel
    Title:  Vice-President                 Title:  Vice-President and
                                                   Chief Financial Officer


                                       KOSLOW'S, INC.


                                       By:        William E. Koziel
                                           Name:  William E. Koziel
                                           Title:  Vice-President and
                                                   Chief Financial Officer


                                       EVANS - ROSENDORF OF
                                       MARYLAND, INC.


                                       By:        William E. Koziel
                                           Name:  William E. Koziel
                                           Title:  Vice-President and
                                                   Chief Financial Officer

June 16, 1997


Evans, Inc.                            Jackson National Life Insurance Company
Koslow's, Inc. and                     C/O PPM Finance, Inc.
Evans-Rosendorf of Maryland, Inc.      225 W. Wacker Drive
36 South State Street                  Suite 1200
Chicago, Illinois  60603               Chicago, Illinois  60606

Re: Loan and Security Agreement, dated as of May 31, 1995, between Transamerica Business Credit Corporation ("Lender"), and Evans, Inc. ("Borrower") and Koslow's, Inc. ("Koslow") and Evans-Rosendorf of Maryland, Inc. ("Rosendorf") (Koslow and Rosendorf collectively, "Borrowing Subsidiaries"), as amended to date (the "Loan Agreement"; capitalized terms used but not defined herein have the meanings ascribed to them in the Loan Agreement)

Ladies and Gentlemen:

     Borrower has notified us that it intends to repay all of the Liabilities under the Loan Agreement on June 17, 1997. Pursuant to your request, we hereby notify you that the amounts necessary to discharge the Liabilities on June 17, 1997, if paid on said date by 1:00 p.m. (Chicago time), assuming that there are no additional Revolving Loan Advances, that Lender does not incur any additional L/C - B/A (Letters of Credit - Banker's Acceptances)
Obligations and that there are no payments on the Liabilities prior to June 17, 1997, and assuming that the other terms and conditions described below are satisfied, are as follows:

          Revolving Loan - Principal      $13,642,954.73
          Revolving Loan - Interest            76,147.80
          Term Loan A - Principal             990,000.00
          Term Loan A - Interest                5,509.55
          Fees:
          L/C - B/A Obligations Fees            2,411.03
          Unused Revolving Loan Fee             1,118.40
          Reserves:
          Legal And Other Fees                 20,000.00
          PAYOFF AMOUNT                   $14,738,141.51

Evans, Inc., et al.
Jackson National Life Insurance Company
June 16, 1997


     We caution, however, that there may be additional Revolving Loan Advances, that we may incur additional L/C - B/A Obligations and that there may be payments on the Liabilities prior to June 17, 1997; therefore, you should confirm with us on June 17, 1997, the exact amount necessary to discharge all Liabilities on June 17, 1997, if paid on said date by 1:00 p.m. (Chicago time).

     Payment of the Liabilities should be remitted by wire transfer of immediately available funds to Lender's bank account in accordance with the following instructions:

               The First National Bank of Chicago
               Chicago, Illinois
               ABA No. 071-000-013
               For credit to the account of
               Transamerica Business Credit Corporation
               Account No. 52-95416
               Ref:  Evans

     In consideration of (a) the payment in full of the Liabilities and (b) the agreements by Jackson National Life Insurance Company and Bank of America National Trust and Savings Association with respect to the L/C-B/A Obligations, as set forth in the Assignment and Assumption Agreement ("Assignment and Assumption") and the consent and release ("Release") attached hereto as Exhibit A, we hereby (i) acknowledge and agree that payment of the above Payoff Amount, as confirmed or revised by us, and execution and delivery of the Assignment and Assumption and the Release in the form attached hereto as Exhibit A, will constitute payment and satisfaction of all of the Liabilities, except pursuant to (A) the Indemnity, Release and Termination Agreement by Borrower and (B) the Acknowledgment and Agreement by Jackson National Life Insurance Company which are set forth following the end of this letter, (ii) represent that we have no other credit arrangements with, loans outstanding to, or guarantees by Borrower or Borrowing Subsidiaries, (iii) agree that immediately following such payment, together with the delivery of each of the documents described above, we will release all security interests and liens, if any, that Borrower and Borrowing Subsidiaries may have granted to us, and (iv) agree that upon such payment and delivery the Loan Agreement will be terminated.

Evans, Inc., et al.
Jackson National Life Insurance Company
June 16, 1997


     Immediately following the payment of the Payoff Amount, as confirmed or revised by us, together with the delivery of each of the documents described above, we will deliver to you Uniform Commercial Code termination statements and such other release agreements, in form and substance reasonably satisfactory to you, as you may reasonably request in connection with our release of the security interests and liens granted pursuant to the Loan Agreement.

                                  Very truly yours,

                                  TRANSAMERICA BUSINESS CREDIT
                                  CORPORATION

                                   By:  Matthew N. McAlpine
                                        Matthew N. McAlpine
                                         Vice President

            INDEMNITY, RELEASE AND TERMINATION AGREEMENT

     FOR VALUE RECEIVED, each of the undersigned, Evans, Inc., Koslow's Inc., and Evans-Rosendorf of Maryland, Inc. (individually and collectively "Borrower"), in consideration of
(i) the termination of that certain Loan and Security Agreement, dated as of May 31, 1995, as amended to date (the "Loan Agreement"), between Evans, Inc., Koslow's Inc., and Evans-Rosendorf of Maryland, Inc. and Transamerica Business Credit Corporation ("Lender"), (ii) the agreement of Lender, evidenced above, to release all of its liens, security interests and encumbrances in the assets of Borrower, and (iii) the sum of Ten Dollars and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, do hereby release and discharge Lender, its affiliates and their respective successors, representatives and assigns, from any and all claims, demands, accounts, actions, causes of action, proceedings and sum of money that it had, has or may have or claim, against Lender, any of its affiliates or any of their respective successors, representatives and assigns by reason of any act, omission, cause, claim, counterclaim, cross-claim, right, matter or thing whatsoever, howsoever created, evidenced, arising or incurred, whether known or unknown, up to and including the date of this release, under, pursuant to or in connection with the Loan Agreement, and each of the undersigned, jointly and severally, further agree to indemnify, save and hold harmless, Lender (a) from any losses arising from the failure on the part of Lender to collect or retain the full amount of customers' or other checks previously received by Lender or by any bank for the account of Lender and credited to the account of Borrower

Evans, Inc., et al.
Jackson National Life Insurance Company
June 16, 1997


in computing the balance of the Liabilities (as that term is defined in the Loan Agreement) owing to Lender under the Loan Agreement and (b) for any interest, fees, charges, reimbursement for expenses or any other sums due to Lender under the Loan Agreement which, for any reason other than the bad faith of Lender, were not included in computing the balance of the Liabilities owing to Lender under the Loan Agreement.

     IN WITNESS WHEREOF, the undersigned has caused this Indemnity, Release and Termination Agreement to be executed by its duly authorized officer this 17th day of June, 1997.


                              EVANS, INC.


                              By:         William E. Koziel
                                  Name:   William E. Koziel
                                  Title:  Vice President


                              KOSLOW'S, INC.


                              By:         William E. Koziel
                                  Name:   William E. Koziel
                                  Title:  Vice President


                              EVANS-ROSENDORF OF MARYLAND, INC.

                              By:         William E. Koziel
                                  Name:   William E. Koziel
                                  Title:  Vice President

Evans, Inc., et al.
Jackson National Life Insurance Company
June 16, 1997


                      ACKNOWLEDGMENT AND AGREEMENT
                                   BY
                 JACKSON NATIONAL LIFE INSURANCE COMPANY



     The undersigned, Jackson National Life Insurance Company, hereby acknowledges the foregoing indemnity and release of Lender by Evans, Inc., Koslow's Inc., and Evans-Rosendorf of Maryland, Inc. (individually and collectively, "Borrower"), and in consideration thereof, does hereby agree to reimburse Lender, upon demand by Lender made at any time within forty-five (45) days after the date hereof, (a) for any losses arising from the failure on the part of Lender to collect or retain the full amount of customers' or other checks previously received by Lender or by any bank for the account of Lender and credited to the account of Borrower in computing the balance of the Liabilities owing the Lender under the Loan Agreement and (b) for any Letters of Credit-Banker's Acceptances fees due to Lender under the Loan Agreement which, for any reason other than the bad faith of Lender, were not included in computing the balance of the Liabilities owing to Lender under the Loan Agreement, and for which, in either case, Lender does not receive prompt payment or reimbursement from Borrower after written demand therefor.

     IN WITNESS WHEREOF, the undersigned has caused this Acknowledgment and Agreement to be executed by one of its duly authorized agents this 17th day of June, 1997.


                         JACKSON NATIONAL LIFE INSURANCE COMPANY

                         By:  PPM FINANCE, INC., ATTORNEY-IN-FACT


                              By:     Jeffrey J. Podwicka
                              Name:   Jeffrey J. Podwicka
                              Title:  Vice President

                   LOAN AND SECURITY AGREEMENT


                    Dated as of June 16, 1997


                             between


             JACKSON NATIONAL LIFE INSURANCE COMPANY


                             Lender


                               and


                           EVANS, INC.

                            Borrower


                         KOSLOW'S, INC.
                               and
                EVANS-ROSENDORF OF MARYLAND, INC.


                     Borrowing Subsidiaries


                               RE:


                   $27,000,000 CREDIT FACILITY

                       TABLE OF CONTENTS
                                                              Page

1.   DEFINITIONS                                                1
2.   LOANS AND TERMS OF PAYMENT                                11
          2.1  Revolving Loans                                 11
          2.2  Letters of Credit                               12
          2.3  Term Loan                                       12
          2.4  Interest                                        12
          2.5  Fees                                            13
          2.6  Disbursement                                    14

3.   GRANT OF SECURITY INTEREST TO LENDER                      14

4.   PRESERVATION OF COLLATERAL AND PERFECTION OF SECURITY
     INTERESTS THEREIN                                         14

5.   POSSESSION OF COLLATERAL AND RELATED MATTERS              15

6.   COLLECTIONS                                               15

7.   SCHEDULES AND REPORTS                                     17

8.   TERMINATION                                               18

9.   WARRANTIES AND REPRESENTATIONS                            18

10.  COVENANTS AND CONTINUING AGREEMENTS                       23

11.  EVENTS OF DEFAULT; RIGHTS AND REMEDIES ON DEFAULT         28

12.  CONDITIONS PRECEDENT                                      31

13.  INDEMNIFICATION.                                          33

14.  MISCELLANEOUS.                                            34

                        LIST OF SCHEDULES



 Schedule 9.1(b)       Permitted Liens

 Schedule 9.1(c)       Material Contracts

 Schedule 9.1(h)       List of Evans, Inc. Store  Locations
                       including executive offices and other
                       offices

 Schedule 9.1(j)       List of additional names under which
                       Evans, Inc. has conducted business during past 5 years

 Schedule 9.1(o)(1)    Consolidated Financials statements of
                       Evans, Inc.

 Schedule 9.1(o)(2)    Legal Actions and Proceedings and
                       Indebtedness

 Schedule 9.1(r)       List of Intellectual Property Rights

 Schedule 9.1(s)       List of Leased Property

 Schedule 9.1(v)       Environmental

 Schedule 10.2         Salary of Employees, Outstanding Company
                       Loans

                  LOAN AND SECURITY AGREEMENT


          THIS LOAN AND SECURITY AGREEMENT ("Agreement") is made as of this 16th day of June, 1997, by and among JACKSON NATIONAL LIFE INSURANCE COMPANY, a Michigan insurance company ("Lender") and EVANS, INC. ("Borrower"), a Delaware corporation, and Borrower's wholly-owned subsidiaries, KOSLOW'S INC. ("Koslow"), a Texas corporation and EVANS-ROSENDORF OF MARYLAND, INC. ("Rosendorf"), a Delaware corporation (Koslow and Rosendorf are hereinafter referred to individually as a "Borrowing Subsidiary" and collectively as "Borrowing Subsidiaries").


                     W I T N E S S E T H :

          WHEREAS, from time to time Borrower and Borrowing Subsidiaries may request Lender to make loans and advances to and extend certain credit accommodations to Borrower and Borrowing Subsidiaries, and the parties wish to provide for the terms and conditions upon which such loans, advances and credit accommodations shall be made;

          NOW, THEREFORE, in consideration of any loans, advances and credit accommodations (including any loans by renewal or extension) hereafter made to Borrower and Borrowing Subsidiaries by Lender, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by Borrower and Borrowing Subsidiaries, the parties agree as follows:

     1.   DEFINITIONS.

     (a)  General Definitions

          "Account," "Account Debtor," "Chattel Paper,"
"Documents," "Equipment," "General Intangibles," "Goods,"
"Instruments," and "Inventory" shall have the respective meanings assigned to such terms in the UCC.

          "Advance" means any loan made to the Borrower or a Borrowing Subsidiary by Lender pursuant to paragraph 2.1 and the undrawn amount of any Letter of Credit.

          "Affiliate" means any Person who owns at least 5% of the outstanding capital stock of the Borrower or any Person directly or indirectly controlling, controlled by or under common control with the Borrower.

          "Availability" means, at any time, the lesser of the Revolving Loan Commitment or the Borrowing Base minus, in either case, the aggregate amount of all outstanding Obligations other than Term Loan Obligations.

          "Availability Reserves" means, as of any date of determination, such amounts as Lender may from time to time establish and revise in good faith reducing the amount of Advances which would otherwise be available to Borrower and Borrowing Subsidiaries under the lending formula(s) provided for herein: (a) to reflect events, conditions, contingencies or risks which, as determined by Lender in good faith, do or may affect either (i) the Collateral or any other property which is security for the obligations hereunder or its value, (ii) the assets, business or prospects of Borrower or any Borrowing Subsidiary, on a consolidated basis or (iii) the security interests and other rights of Lender in the Collateral (including the enforceability, perfection and priority thereof) or (b) to reflect Lender's good faith belief that any collateral report or financial information furnished by or on behalf of Borrower or any Borrowing Subsidiary to Lender is or may have been incomplete, inaccurate or misleading in any material respect or
(c) in respect of any state of facts which Lender determines in good faith constitutes an Event of Default or may, with notice or passage of time or both, constitute an Event of Default.

          "Bankruptcy Code" shall have the meaning specified in paragraph 10.1(i) hereof.

          "Borrowing Base" shall have the meaning specified in paragraph 2.1 hereof.

          "Business Day" means any day other than a Saturday, Sunday, or such other day as banks in Chicago, Illinois are authorized or required to be closed for business.

          "Capital Expenditures" means, with respect to any period, the aggregate of all expenditures (whether paid in cash, in kind or accrued as liabilities and including Capital Lease obligations during such period that are required by GAAP to be included or reflected in the property, plant or equipment or similar fixed asset accounts (or in intangible accounts subject to amortization) on a balance sheet.

          "Capital Lease" means any lease of Property required to be reflected as a liability on the Borrower's balance sheet.

          "CERCLA" means the Federal Comprehensive Environmental
Response, Compensation and Liability Act of 1980, as amended from time to time, 42 U.S.C. 9601 et seq.

          "Charges" shall have the meaning specified in paragraph
9.1(g).

          "Closing Date" shall mean the date upon which the initial Loan is made.

          "Collateral" means: (i) all property referred to in paragraph 3, wherever located and whether now existing or hereafter acquired, in which the Borrower or any Borrowing Subsidiary now has or may hereafter acquire any interest; (ii) any other property of the Borrower or a Borrowing Subsidiary of any kind or nature coming into the Lender's possession, custody or control; and (iii) all other property and interests in property, real or personal, now owned or leased or hereafter acquired or leased, now or hereafter pledged or assigned as collateral security for payment of any of the Obligations.

          "Commission" means the Securities and Exchange
Commission or any other federal agency then administering the Securities Act of 1933, as amended, and other federal securities laws.

          "Consolidated Tangible Net Worth" means the amount, computed in accordance with GAAP, equal to the excess of the Borrower's Consolidated Total Assets plus Subordinated Debt over its Consolidated Total Liabilities, less the amounts then being presented on the applicable Financial Statement as: (i) the excess of cost over net assets of purchased businesses; and (ii) licenses, franchises, permits, patents, copyrights, trademarks, tradenames and other like intangibles and organizational expenses.

          "Consolidated Total Assets" means the amount, computed in accordance with GAAP, of the total assets of the Borrower and its consolidated Subsidiaries, including the Borrowing Subsidiaries, excluding: (i) all Intercompany Accounts; (ii) all transactions with Affiliates not permitted by paragraph 10.2(e); and (iii) minority interests in Subsidiaries.

          "Consolidated Total Liabilities" means the amount, computed in accordance with GAAP, of the total liabilities
(including all Indebtedness) of the Borrower and its consolidated
Subsidiaries, including the Borrowing Subsidiaries, and all reserves and deferred credits of any thereof.

          "Default" shall mean any event, condition or default which with the giving of notice, the lapse of time or both would be an Event of Default.

          "Department Licenses" means those agreements, leases and/or licenses pursuant to which Borrower operates the Licensed
Departments.

          "Dilution" shall mean, with respect to any period, the percentage obtained by dividing: (a) the sum of non-cash credits against Accounts of Borrower and each Borrowing Subsidiary for such period, plus pending or probable, but not yet applied, non-cash credits against Accounts of Borrower and each Borrowing Subsidiary for such period, as determined by Lender, by (b) gross invoiced sales of Borrower and its Borrowing Subsidiaries for such period.

          "EBITDA " shall mean, with respect to any period, net income after taxes for such period (excluding: (i) any after-tax gains or losses on the sale of assets other than in the ordinary course of business; and (ii) other after-tax extraordinary gains or losses) plus interest expense, income tax expense, depreciation and amortization for such period, less gains and losses attributable to any fixed asset sales made during such period, plus or minus any other non-cash charges or gains which have been subtracted or added in calculating net income after taxes for such period.

          "Eligible Account" means a bona fide outstanding Account which arose in the ordinary course of business, less all unearned finance charges, late fees, and other fees which are unearned, as to which the Lender has a first priority perfected Security Interest under the UCC and : (x) if for the sale of services, as to which all applicable services have been duly performed and acknowledged and accepted by the Account Debtor;
(y) if for a lease of merchandise, as to which all applicable merchandise has been duly leased for the term covered thereby; and (z) if for the sale of goods, as to which all goods have been shipped or delivered to an Account Debtor against a receipt therefor pursuant to a purchase order or otherwise on an absolute sale basis and as to which no rejections or returns have been made or offered. Eligible Accounts shall not include any
Accounts:

                    (i) which arise from an Owned Store and: (i) if related to the sale of Inventory, have either remained unpaid for more than sixty (60) days from the original due date or as to which principal and interest payments have been made at any time on an amortization schedule (the "Amortization Schedule") in excess of 24 months; provided, however, if payments are made on an Amortization Schedule not to exceed 36 months, the balance of all payments due within 24 months of the last scheduled installment shall be deemed to be eligible in calculating the Borrowing Base or,
               (ii) if related to the provision of services or storage, have remained unpaid for a period exceeding one (1) year from the original invoice date;

                   (ii)  which arise from a Licensed Department
               and have remained unpaid for more than sixty (60) days from the original date of sale;

                  (iii) owed by an Account Debtor (other than an Account arising out of the operation of an Owned Store) which collectively has more than fifty percent (50%) of the aggregate amount of its Accounts unpaid more than sixty (60) days past its original due date or more than ninety (90) days from its original invoice date;

                   (iv)  if: (x) the aggregate amount of all
               otherwise eligible Accounts owed by the Account Debtor, together with all Accounts owed by its Affiliates, exceeds 10% of the aggregate amount of all eligible Accounts at such time, but only to the extent of such excess; or (y) 10% or more of the aggregate dollar amount of outstanding Accounts owed at such time by the Account Debtor, together with all Accounts owed by its Affiliates, is ineligible under the other criteria set forth herein;

                    (v)  as to which any of the representations
               and warranties of the Borrower or Borrowing
               Subsidiaries to the Lender are not true and correct or as to which any of the Borrower's or Borrowing Subsidiary's covenants or agreements with the Lender have not been performed or complied with;

                   (vi)  with respect to which a check,
               promissory note, draft, trade acceptance or other instrument for the payment of money has been received, presented for payment and returned uncollected for any reason;

                  (vii) which relates to a sale which is subject to any repurchase obligation or return right, such as a consignment sale, bill-and-hold sale, guaranteed sale, sale on approval or sale or return arrangement;

                 (viii)  which is evidenced by a promissory note
               or other instrument or by chattel paper or is not payable in United States dollars;

                   (ix)  as to which the Borrower or any
               Borrowing Subsidiary has extended the time for payment without the consent of the Lender or which is for goods sold or leased or services rendered under a contract or agreement pursuant to which the Account Debtor's obligation to pay such invoice is conditioned upon the Borrower's or such Borrowing Subsidiary's completion of any further performance under the contract or agreement;

                    (x) owed by an Account Debtor as to which an Insolvency Proceeding has commenced or, in the case of an individual, as to whom death or a judicial declaration of incompetency has occurred;

                   (xi) owed by an Account Debtor which: (w) is an Affiliate of the Borrower; (x) does not maintain its chief executive office in the United States; (y) is not organized under the laws of the United States or any state thereof; or (z) is the government of any foreign country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or of any department, agency, public corporation, or other instrumentality thereof; [except to the extent that such Account is secured or payable by letter of credit or acceptance, or insured under foreign credit insurance, on terms and conditions satisfactory to the Lender in its discretion;]

                  (xii)  except as provided in clause (xiv)
               below, as to which either the perfection, enforceability, or validity of the Lender's security interest in such Account, or the Lender's right or ability to obtain direct payment to the Lender of the Proceeds of such Account, is governed by any federal, state, or local statutory requirements other than those of the UCC;

                 (xiii) is not a valid, legally enforceable and unconditional obligation of the Account Debtor or is subject to setoff, counterclaim, credit, allowance or adjustment by the Account Debtor, or to any claim by such Account Debtor denying liability thereunder in whole or in part;

                  (xiv) which is owed by the government of the United States of America, or any department, agency, public corporation, or other instrumentality thereof, unless the Borrower has assigned its right to payment of such Account to the Lender in full compliance with the Federal Assignment of Claims Act of 1940, as amended;

                   (xv)  which is owed by any state,
               municipality, or other political subdivision of the United States of America, or any department, agency, public corporation, or other instrumentality thereof and as to which the Lender determines that its Security Interest therein is not or cannot be perfected;

                  (xvi)  which is owed by an Account Debtor
               located in a state which requires the Borrower, in order to commence or maintain an action in the courts of that state, to either have qualified to do business and be in good standing in such state or file a notice of business activities report or similar report with such state's taxing authority, unless the Borrower has either complied with such requirement or is exempt from any such requirement;

                 (xvii) which arises out of a contract or order which fails in any material respect to comply with any requirement of applicable law or which is not fully enforceable by the Borrower or a Borrowing Subsidiary in the courts of the jurisdiction of the Account Debtor's residence; or

                (xviii)  which are otherwise unacceptable to the
               Lender as collateral for lending purposes.

          "Eligible Inventory" means, at the time of determination, Inventory owned by the Borrower or a Borrowing
Subsidiary located at premises listed on Schedule 9.1(h) in which the Lender has a first priority Security Interest under the UCC which:

                    (i)  is new and in good condition, in a
               finished state and ready for immediate sale, free from defects and not, in the Lender's judgment, obsolete or unmerchantable;

                   (ii)  meets all applicable standards imposed
               by any governmental or other regulatory authority over such Inventory;

                  (iii) in the ordinary course of the Borrower's business: is currently saleable and is being held for sale;

                   (iv) is either Letter of Credit Inventory or is not in transit (other than Inventory which is in transit from an Owned Store, the Hillside Distribution Center or a Licensed Department to an Owned Store, the Hillside Distribution Center or a Licensed Department, provided such Inventory is fully covered by insurance and does not exceed in the aggregate at any one time $2,500,000) or subject to any other assignment, bailment, consignment, claim, lien, charge, encumbrance, third party dispute, offset or counterclaim;

                    (v) does not fail in any material respect to comply with any requirement of applicable law;

                   (vi)  if located in a Licensed Department, is
               subject to a license or lease agreement which acknowledges the Lender's Lien on terms and conditions acceptable to the Lender;

                   (vii) as to which all applicable
               representations and warranties of the Borrower or Borrowing Subsidiary to the Lender are true and correct or as to which all of the Borrower's and each Borrowing Subsidiary applicable covenants and agreements with the Lender have been performed and complied with; and

                  (viii) is otherwise acceptable to the Lender as
               collateral for lending purposes.

          "Environmental Laws" means all federal, state and local laws, rules, regulations, ordinances, programs, permits, guidances, orders and consent decrees relating to health, safety, hazardous substances, and environmental matters applicable to the Borrower's business and facilities (whether or not owned by it) as any of the same may be from time to time hereafter amended.

          "Event of Default" shall have the meaning specified in paragraph 11 hereof.

          "ERISA" means the Employee Retirement Income Security
Act of 1974, as amended.

          "Excess Availability" means, as of any date of determination by Lender, the excess, if any, of (i) the Borrowing Base over (ii) the outstanding Advances and Letter of Credit Obligations, in each case as of the close of business on such date. For purposes of calculating Excess Availability and the amount of the Borrowing Base relating thereto, all of Borrower's and each Borrowing Subsidiary's trade payables and outstanding debt, other than the Obligations hereunder, which remain unpaid more than thirty (30) days after the due dates thereof shall, on the date of the determination of Excess Availability, be deemed to have been paid by Borrower.

          "Extension" means any grant to an Account Debtor of additional time within which to pay an Account beyond its original due date.

          "Facility" means the credit facility extended to the Borrower and the Borrowing Subsidiaries hereunder in the principal amount of $27,000,000.

          "Financials" means those consolidated financial statements of Borrower and its Subsidiaries described on Schedule 9.1(o)(1) hereto, all of which financial statements have been certified as accurate and complete by the chief financial officer of Borrower and with respect to Fiscal Year end Financials, certified by Coopers & Lybrand or another independent certified public accounting firm acceptable to the Lender.

          "Fiscal Quarter" means in a Fiscal Year consisting of 52 weeks each of the 4 thirteen-week accounting periods in such Fiscal Year, and in a Fiscal Year consisting of 53 weeks each of the 3 thirteen-week accounting periods in such Fiscal and the 1 fourteen-week accounting period in such Fiscal Year.

          "Fiscal Year" means the Borrower's Fiscal Year for financial accounting purposes. The Borrower's current Fiscal
Year will end on February 28, 1998.

          "GAAP" means generally accepted accounting principles and practices as in effect from time to time, consistently applied during each interval and from interval to interval.

          "Hazardous Substances" means all materials, substances, compounds and solutions the use transportation, storage, generation or disposal of which are regulated by any Environmental Law. Without limiting the generality of the foregoing, Hazardous Substances shall including (a) "hazardous substances", as defined in CERCLA 42 U.S.C. 9601 (14), (b) "petroleum' as defined in RCRA 42 U.S.C. 6991(2)(B), and (c) "pollutant" and "contaminant", defined in CERCLA 42 U.S.C. 9601 33.

          "Hillside Distribution Center" means the Borrower's leased facility located at 4180 West Madison, Hillside, IL 60162.

          "Indebtedness" means all liabilities, obligations and indebtedness of any and every kind an nature, including, without limitation, the Obligations and all obligations to trade creditors whether heretofore, now or hereafter owing, arising, due, or payable from Borrower or a Borrowing Subsidiary to any Person and howsoever evidenced, created, incurred, acquired, or owing, whether primary, secondary, direct, contingent, fixed, or otherwise. Without in any way limiting the generality of the foregoing, Indebtedness specifically includes (i) all obligations or liabilities of any Person that are secured by any lien, claim, encumbrance, or security interest upon property owned by Borrower or a Borrowing Subsidiary, even though Borrower or such Borrowing Subsidiary has not assumed or become liable for the payment thereof; (ii) obligations or liabilities created or arising under any lease of real or personal property or conditional sale or other title retention agreement with respect to property used or acquired by Borrower or a Borrowing Subsidiary, even though the rights and remedies of the lessor, seller or lender thereunder are limited to repossession of such property; (iii) all unfunded pension fund obligations and liabilities; and (iv) deferred or accrued taxes.

          "Indemnified Party" shall have the meaning specified in paragraph 13 hereof.

          "Insolvency Proceeding" means, with respect to the Person in question, the commencement or filing by or against it of a request or petition for liquidation, reorganization, arrangement, adjustment of debts, adjudication as a bankrupt, winding-up, or other similar relief under the bankruptcy, insolvency, or similar laws of the United States, any state or territory thereof, or any foreign jurisdiction, now or hereafter in effect; the making of any general assignment for the benefit of creditors; the appointment of a receiver, trustee or custodian for it or for any of its assets; the institution by or against it of any of the foregoing or of any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against, or winding up of its affairs; the sale, assignment, or transfer of all or any material part of its assets; the nonpayment generally of its debts as they become due; or the cessation of its business as a going concern.

          "Intercompany Accounts" means all Accounts, however arising, which are due to the Borrower or a Borrowing Subsidiary from, or which are due from the Borrower or a Borrowing
Subsidiary to, any Affiliate.

          "Letter of Credit" means any documentary or stand-by letters of credit or bankers' acceptances issued for the Borrower's or any Borrowing Subsidiary's account pursuant to paragraph 2.2 hereof, which Letter of Credit: (x) may be either a trade letter of credit or a stand-by letter of credit; and (y) unless the Lender otherwise agrees, shall have an expiration date no later than the earlier of: (i) the day numerically corresponding to the date of issuance in the twelfth month thereafter (or, if there is no such day, on the last day of such month); and (ii) six Business Days prior to the expiration of the Original Term or any Renewal Term.

          "Letter of Credit Inventory" means any Eligible
Inventory which the Borrower or a Borrowing Subsidiary has purchased subject to any documentary Letter of Credit
Obligations.

          "Letter of Credit Inventory Obligations" means the aggregate amount outstanding, drawn and undrawn, of all documentary Letter of Credit Obligations issued for the purchase of Eligible Inventory.

          "Letter of Credit Obligations" means the maximum undrawn amount of all Letters of Credit and to the extent not charged to Borrower's account as an Advance, all drawn amounts of all Letters of Credit not paid directly by the Borrower, including, without limitation, all Letter of Credit Inventory Obligations and all fees, costs and expenses of any kind payable by the Borrower or the Lender directly or indirectly in connection therewith.

          "Licensed Departments" means those retail departments operated by Borrower with department stores (whether pursuant to lease, license or other agreement), which Licensed Departments are operated under the trade name of the respective department stores.

          "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), security interest or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever, including any conditional sale or other title retention agreement. "Lien" includes reservations, exceptions, easements, leases and other restrictions and encumbrances affecting real property. For purposes hereof a Person shall be deemed to own property acquired or held pursuant to a conditional sale or similar security arrangement.

          "Loans" collectively means the Term Loan and the resolving loan Advances.

          "Lock Box" and "Blocked Account" shall have the meanings specified in paragraph 6 hereof.

          "Material Adverse Effect" shall mean with respect to any event, act, condition or occurrence of whatever nature (including any adverse determination in any litigation, arbitration or governmental investigation or proceeding), whether singly or in conjunction with any other event or events, act or acts, condition or conditions, occurrence or occurrences, whether or not related, a material adverse change in, or a material adverse effect upon, any of the business, property, assets, operations, condition (financial or otherwise) or prospects of Borrower and Borrowing Subsidiaries, taken as a whole.

          "Mortgages" means the fee or leasehold mortgages, deeds of trust or similar instruments concurrently or hereafter entered into by the Borrower or any guarantor. At any time when there is only one Mortgage, references to "Mortgages" shall be deemed to refer only to such Mortgage.

          "Net Income" means, with respect to any fiscal period of the Borrower and Borrowing Subsidiaries, the net income after the provision for income and franchise taxes for such fiscal period of the Borrower and Borrowing Subsidiaries, as determined in accordance with GAAP.

          "Notes" collectively means the Notes which evidence the revolving loan Advances and the Term Loan substantially in the form of Exhibits A-1 and A-2, respectively.

          "Obligations" means and includes the aggregate of the unpaid principal balance of the Term Loan and all revolving loan Advances and all accrued interest on all thereof, the Letter of Credit Obligations, and all other loans, indebtedness, debts, liabilities, obligations, interest, fees, premiums, guarantees, covenants and duties owing by the Borrower or any Borrowing Subsidiary to the Lender, of every kind and description (whether or not evidenced by any note or other instrument and whether or not for the payment of money), direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, including those arising under the Other Agreements. "Obligations" includes: (i) any debt, liability or obligation owing from the Borrower to others which the Lender may obtain by assignment or otherwise; (ii) all interest, fees, charges or other costs and payments that the Borrower is required to pay to the Lender under or as a result of the Loan Documents or by law;
(iii) all fees, costs and expenses described in paragraph 14.2 or otherwise required to be paid by the Borrower to the Lender pursuant to any Loan Document.

          "Original Term" shall have the meaning specified in paragraph 8 hereof.

          "Other Agreements" means all agreements, instruments and documents including, without limitation, guaranties, mortgages, trust deeds, pledges, powers of attorney, consents, assignments, contracts, notices, security agreements, leases, financing statements and all other writings heretofore, now or from time to time hereafter executed by or on behalf of Borrower, Borrowing Subsidiaries or any other Person and delivered to Lender or to any parent, affiliate or subsidiary of Lender in connection with the Obligations or the transactions contemplated hereby.

          "Over Advance" shall have the meaning specified in paragraph 2.1(c).

          "Owned Stores" shall mean those retail stores operated by Borrower or a Borrowing Subsidiary in its own name or under an assumed name, but in no event shall Owned Stores include the Licensed Departments.

          "Parent" shall mean any Person now or at any time or times hereafter owning or controlling (alone or with any other
Person) at least a majority of the issued and outstanding stock or other similar ownership interest of Borrower or any Subsidiary.

          "Permitted Liens" means: (i) Liens for taxes not yet payable or being contested in good faith and by appropriate proceedings diligently pursued, provided that the reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made therefor; (ii) deposits or pledges to secure the payment of workmen's compensation, unemployment insurance, old age pensions or other social security benefits or obligations; (iii) deposits or pledges to secure the performance of bids, tenders, contracts, leases, public or statutory obligations, surety or appeal bonds, or other deposits or pledges for purposes of a like general nature made or given in the ordinary course of business and not in connection with the borrowing of money; (iv) Liens in favor of the Lender; (v) such utility, access and other easements, rights of way, restrictions, exceptions, minor defects or irregularities in or clouds on title or encumbrances not arising out of the borrowing of money or the securing of advances or credit, and which will not interfere with or impair in any respect the utility, operation or value of any properties of the Borrower; and (vii) Liens described on Schedule 9.1(b).

          "Person" means any individual, trust, firm, partnership, corporation or any other form of public, private or governmental entity or authority.

          "Prime Rate" means the highest prime or equivalent rate of interest (expressed as an annual rate) publicly announced by The Chase Manhattan Bank, N.A. or Bank of America from time to time as its "prime rate", each change in such a rate to take effect on the date of effective change of such prime rate.

          "Proceeds" means all products and proceeds (as defined in the UCC) of any Collateral, and all proceeds of any such proceeds, including all cash, credit balances and all payments under any indemnity, warranty, or guaranty payable with respect to any Collateral, all awards for taking by eminent domain, all proceeds of fire or other insurance and all proceeds obtained as a result of any legal action or proceeding with respect to any Collateral.

          "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

          "Real Property" means all right, title and interest now or hereafter held by Borrower or a Borrowing Subsidiary (whether in fee, under leasehold or otherwise) to or in any real property.

          "Release" shall have the meanings assigned to such term in CERCLA 42 U.S.C. 9601(22).

          "Renewal Term" shall have the meaning specified in paragraph 8 hereof.

          "Reportable Event" shall have the meaning specified in paragraph 9.1(f).

          "Revolving Loan Commitment" shall mean the sum of $25,000,000.

          "Revolving Note" shall mean the promissory note in the original principal amount of $25,000,000, executed by Borrower and each Borrowing Subsidiary to the order of Lender, dated as of the Closing Date.

          "Security Interest" collectively means the liens and security interests created for the benefit of the Lender pursuant to this Agreement and the Other Agreements.

          "Special Collateral" shall have the meaning specified in paragraph 3.

          "Solvent" means when used with respect to any Person, that:

          (a) the fair value and present fair salable value of such Person's assets is in excess of the total amount of such Person's stated liabilities including identified contingent liabilities;

          (b) the present fair salable value of such Person's assets is in excess of the amount that will be required to pay such Person's probable liability on such Person's debts as they become absolute and mature;

          (c) such Person does not have unreasonably small capital to carry on the business in which such Person is engaged and all businesses in which such Person is about to engage; and

          (d) such Person has not incurred debts beyond such Person's ability to pay such debts as they mature.

          "State Street Property" means the real property commonly described as 36 South State Street, Chicago, Illinois.

          "Subordinated Debt" means that portion of the Indebtedness which is subordinated in a manner satisfactory in form and substance to Lender as to right and time of payment of principal and interest thereon to any and all of the Obligations.

          "Subsidiary" means any corporation of which more than 50% of the outstanding stock having by its terms the ordinary voting power to elect a majority of the board of directors, managers or trustees of such corporation is at the time, directly or indirectly through one or more intermediaries, owned or controlled by the Borrower and/or one or more of its Subsidiaries, irrespective of whether or not, at the time, stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency. If at any time, and only for so long as, the Borrower has no Subsidiaries, provisions of this Agreement which refer to Subsidiaries shall be of no force and effect insofar as they pertain to Subsidiaries although they shall remain in full force and effect as to all other Persons in question.

          "Term Loan" shall have the meaning specified in paragraph 2.3 hereof.

          "Term Loan Obligations" collectively means all Obligations which arise under or in connection with the Term Loan, including the outstanding principal thereof, accrued but unpaid interest thereon, all fees and premiums payable in connection with either and any costs and expenses incurred by the Lender in collecting the Term Loan Obligations and enforcing the Term Note.

          "Term Note" shall mean the promissory note in the original principal amount equal to the amount of the Term Loan, executed by Borrower and each Borrowing Subsidiary to the order of Lender and dated as of the Closing Date.

          "UCC" means the Uniform Commercial Code (or any successor statute) of the State of Illinois or of any other state the laws of which are required by Section 9-103 of the UCC of Illinois to be applied in connection with the issue of perfection of security interests.

     2.   LOANS AND TERMS OF PAYMENT.

     2.1 Revolving Loans. (a) Upon the Borrower's requests made during the Original Term and any Renewal Term, the Lender will make revolving loan Advances to the Borrower or a Borrowing Subsidiary in an aggregate principal amount at any time outstanding not in excess of the lesser of: (i) the Borrowing Base or the Revolving Loan Commitment less all Letter of Credit Obligations. As used herein, the term "Borrowing Base" shall mean an amount as of any time of determination equal to the sum of:

          (i) the lesser of: (x) the sum of eighty (80%) percent of the net amount of the Borrower's and each Borrowing Subsidiary's Eligible Accounts or; (y)
     $13,000,000, plus

         (ii) the lesser of: (x) $12,000,000 during the months of January through April and $19,000,000 during the months of May through December; or (y) the sum of the following:

                    (A)  during the months of January through
          April, Sixty (60%) percent of the value of the Borrower's and each Borrowing Subsidiary's Eligible Inventory such value not to exceed 83% of the off-peak mid-range GOB appraisal value of finished goods based on the most recent appraisal prepared by an independent appraiser acceptable to Lender; and

                    (B)  during the months of May through
          December, Sixty-eight (68%) percent of the value of the Borrower's and each Borrowing Subsidiary's Eligible Inventory such value not to exceed 75% of the peak GOB appraisal value of finished goods based on the most recent appraisal prepared by an independent appraiser acceptable to Lender; minus

        (iii) all Letter of Credit Inventory Obligations and all other Letter of Credit Obligations, minus

         (iv)  any Availability Reserves.

For purposes of this Agreement, Eligible Inventory shall be valued in accordance with GAAP at the lower of cost, calculated on a first-in, first-out basis, or market. Lender, at Borrower's sole cost and expense, may obtain appropriate inventory appraisals. So long as no Event of Default has occurred and is continuing, however, Borrower shall only be required to pay for one inventory appraisal annually.

          (b)  Lender may, in its discretion, from time to time:
(i) upon not less than five (5) days prior notice to Borrower, reduce the lending formula with respect to Eligible Accounts to the extent that Lender determines in good faith that the Dilution has increased with respect to the Accounts for any period in any material respect or may be reasonably anticipated to increase in any material respect above historical levels; or (ii) upon not less than one (1) day's prior notice to Borrower, establish any Availability Reserves.

          (c) The Borrower shall request each Advance not later than 11:00 a.m. (Chicago time) on the Business Day on which any proposed Advance is to be made by telephone or facsimile transmission and shall specify the requested date and amount of such Advance. Each such notice shall be irrevocable. Each oral request for an Advance shall be conclusively presumed to be made by a person authorized by the Borrower to do so. The Advances shall be evidenced by a Note in the form of Exhibit A-1. All

Advances shall be repaid in full upon the earlier to occur at (A) the end of the Original Term or any Renewal Term, if either the Lender or Borrower elects to terminate this Agreement as of the end of any such term and (B) the acceleration of the Obligations pursuant to paragraph 11 of this Agreement. If, at any time and for any reason, the amount of unpaid Advances and Letter of Credit Obligations exceeds the Borrowing Base or if all of the Obligations other than Term Loan Obligations (including, without limitation, any Advances made pursuant to this paragraph 2.1, or pursuant to any note or notes), at any time and for any reason, exceed the sum of Twenty-Five Million Dollars ($25,000,000) less Letter of Credit Obligations (an "Over Advance"), then the Borrower and each Borrowing Subsidiary, upon Lender's election and demand, shall be jointly and severally obligated to immediately pay to Lender, in cash, the amount of such excess. Borrower and Borrowing Subsidiaries hereby authorize the Lender to charge any of Borrower's or Borrowing Subsidiaries' accounts to make any payments of principal or interest required by this Agreement.

     2.2 Letters of Credit. Upon the Borrower's request, and subject to the terms and conditions of this Agreement, the Lender will cause the issuance of Letters of Credit for the account of the Borrower or a Borrowing Subsidiary within the limits of the Borrowing Base up to a maximum aggregate undrawn face amount of $10,000,000. Each Letter of Credit shall be acceptable in form and substance to the Lender. Borrower's and each Borrowing Subsidiary's reimbursement obligation in respect of each Letter of Credit shall automatically reduce, dollar for dollar, the amount which Borrower and Borrowing Subsidiaries may borrow based upon the Revolving Loan Commitment and the Borrowing Base. Any payment made by Lender to any Person on account of any Letter of Credit shall constitute an Advance hereunder. At no time shall the aggregate sum of direct Advances by Lender to Borrower plus the contingent liability of Lender under the outstanding Letters of Credit be in excess of the Revolving Loan Commitment or the Borrowing Base.

     2.3 Term Loan. (a) On the terms and subject to the conditions contained in this Agreement, the Lender agrees to make a term loan of $2,000,000 to the Borrower and the Borrowing Subsidiaries (the "Term Loan") upon the execution and delivery of this Agreement. The Term Loan shall be evidenced by a note in the form of Exhibit A-2. Principal payable on account of the Term Loan shall be payable in successive monthly installments (i) payable on the first day of each month, the first of which installments shall be due and payable on the first day of October, 1997 and (ii) based on an amortization schedule consisting of eighty-four equal payments; provided, however, that the entire unpaid principal balance of the Term Loan shall be due and payable in full upon the expiration of the Original Term of this Agreement; and, provided further, that in the event that the Original Term of this Agreement is initially or subsequently renewed in accordance with paragraph 8 hereof, then Borrower and Borrowing Subsidiaries shall continue to make such installment payments, with a final installment equal to the unpaid principal balance and any other amounts outstanding due and payable upon the expiration of the Renewal Term. Notwithstanding anything hereinabove to the contrary, the entire unpaid principal balance of the Term Loan, and any accrued and unpaid interest thereon, shall be immediately due and payable upon the earlier to occur of
(i) the last day of the Original Term or the last day of any Renewal Term, if either Lender or Borrower elects to terminate this Agreement as of the end of any such Original or Renewal Term and (ii) the acceleration of the Obligations pursuant to paragraph 11 of this Agreement.

          (b)  If Borrower sells its interest in the State Street
Property, Borrower shall pay to Lender, as a mandatory prepayment, the entire outstanding principal balance of the Term
Loan plus accrued interest, and the balance of any proceeds received by the Borrower from the sale of the State Street
Property shall be applied to the repayment of outstanding revolving loan Advances.

     2.4  Interest.

          (a) The Borrower will pay interest to the Lender on the unpaid principal amount of the Term Loan, and all revolving loan Advances and all other Obligations, if any, at a fluctuating rate per annum equal to one-quarter of one per cent (0.25%) above the Prime Rate. The fluctuating rate of interest provided for above shall increase or decrease by an amount equal to any increase or decrease in the Prime Rate, effective as of the opening of business on the day that any such change in the Prime Rate occurs. Interest will be calculated with respect to the outstanding principal balance of the Loans at the close of each day computed on the basis of the actual number of days elapsed over a 360-day year and all payment items which the Lender receives shall be credited to the principal balance of the Obligations, subject to collection, on the first Business Day after the Lender receives good funds therefor at its account designated by Lender. Without affecting the Borrower's and each Borrowing Subsidiary's obligation to immediately repay to Lender the amount of any and all Over Advances in accordance with the provisions of paragraph 2.1 of this Agreement, at any time when any Over Advance exists, the Obligations shall bear interest, on the daily balance thereof owing, at two percent (2%) percentage points above the Prime Rate (the "Over Advance Rate"). At any time when an Event of Default has occurred and is continuing the unpaid principal amount of all Obligations shall bear interest at the respective applicable per annum rates provided for above plus three percent (3%) (the "Default Rate"). All interest payable by Borrower and each Borrowing Subsidiary shall be due and payable on the last business day of each calendar month during the term of this Agreement and Lender may, at its option, charge such interest to Borrower's or a Borrowing Subsidiary's account with Lender as an Advance.

          (b) It is the intent of the parties that the rate of interest and the other charges to the Borrower and the Borrowing subsidiaries under this Agreement shall be lawful; therefore, if for any reason the interest or other charges payable under this Agreement are found by a court of competent jurisdiction, in a final determination, to exceed the limit which the Lender may lawfully charge the Borrower and the Borrowing Subsidiaries, then the obligation to pay interest and other charges shall automatically be reduced to such limit and, if any amount in excess of such limit shall have been paid, then such amount shall be refunded to the Borrower and the Borrowing Subsidiaries.

     2.5 Fees. The Borrower and Borrowing Subsidiaries will pay the fees described below to the Lender during the Term of this Agreement.

          (a)  An unused line fee of three-tenths of one percent
(0.3%) per annum on the difference between $25,000,000 and the average unpaid monthly balance of the revolving loan Advances and undrawn Letter of Credit Obligations outstanding under the Facility, payable monthly.

          (b) A Letter of Credit fee equal to one and one-half percent (1.5%) per annum on the aggregate undrawn face amount of all outstanding Letters of Credit issued for the account of Borrower or a Borrowing Subsidiary, which fee shall be payable monthly in arrears on the first day of each month. Borrower shall also pay on demand the normal and customary administrative charges for issuance, amendment, negotiation, renewal or extension of any Letter of Credit imposed by the bank issuing such Letter of Credit. Upon the occurrence and during the continuance of an Event of Default, all Letter of Credit fees shall be payable on demand at a rate equal to percent (4.5%) per annum on the aggregate undrawn face amount thereof.

          (c) An examination fee of $600 per person, per day, plus applicable expenses, for each examination performed by or at Lender's direction of Borrower's and Borrowing Subsidiaries' books and records and Collateral and such other matters as Lender shall deem appropriate in its commercially reasonable judgment, each such fee to be paid upon the completion of each such examination.

          (d) An early termination fee if the Original Term ends for any reason prior to the third anniversary of the Closing Date or prior to the end of any Renewal Term, determined with reference to the date on which the Original Term or Renewal Term, as applicable, ends in relation to the anniversaries of the Closing Date indicated below:

      2.00% of the Facility through the first anniversary
      1.50% of the Facility through the second anniversary
      1.00% of the Facility prior to the third anniversary or during any Renewal Term

     2.6 Disbursement. Borrower and each Borrowing Subsidiary hereby irrevocably authorize the Lender to disburse the proceeds of each Advance requested by Borrower, or deemed to be requested by Borrower, as follows: the proceeds of each Advance requested under paragraph 2.1 shall be disbursed by the Lender in lawful money of the United States of America in immediately available funds, in the case of the initial borrowing, in accordance with the terms of the written disbursement letter from Borrower, and in the case of each subsequent borrowing, by wire transfer to such bank account as may be agreed upon by Borrower and the Lender from time to time, or elsewhere if pursuant to a written direction from Borrower.

     3. GRANT OF SECURITY INTEREST TO LENDER. (a) As security for the payment of all Loans now or in the future made by Lender to Borrower and Borrowing Subsidiaries hereunder and for the payment or other satisfaction of all other Obligations, Borrower and each Borrowing Subsidiary hereby assigns to Lender and grants to Lender a continuing security interest in the following property of Borrower and each Borrowing Subsidiary, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located: (a) all Accounts and all Goods whose sale, lease or other disposition by Borrower has given rise to Accounts and have been returned to or repossessed or stopped in transit by Borrower; (b) all Chattel Paper, Instruments, Documents and General Intangibles (including, without limitation, all patents, patent applications, trademarks, trademark applications, tradenames, trade secrets, goodwill, copyrights, registrations, licenses, franchises, customer lists, tax refund claims, claims against carriers and shippers, guarantee claims, contracts rights, security interests, security deposits and any rights to indemnification); (c) all Inventory; (d) all Goods (other than Inventory) including, without limitation, Equipment, vehicles and fixtures; (e) all deposits and cash and any other property of Borrower and each Borrowing Subsidiary now or hereafter in the possession, custody or control of Lender or any agent or any parent, affiliate or subsidiary of Lender or any participant with Lender in the Loans for any purpose (whether for safekeeping, deposit, collection, custody, pledge, transmission or otherwise); (f) all Real Property; and (g) all additions and accessions to, substitutions for, and replacements, products and Proceeds of the foregoing property, including, without limitation, proceeds of all insurance policies insuring the foregoing property, and all of Borrower's and each Borrowing Subsidiary's books and records relating to any of the foregoing and to Borrower's and each Borrowing Subsidiary's business.

          Immediately upon Borrower's or a Borrowing Subsidiary's receipt of that portion of the Collateral which is or becomes evidenced by an agreement, instrument and/or document, including, without limitation, promissory notes, trade acceptances, documents of tide and warehouse receipts (the "Special Collateral"), Borrower or such Borrowing Subsidiary shall deliver the original thereof to Lender, together with appropriate endorsements or other specific evidence (in form and substance acceptable to Lender) of assignment thereof to Lender.

     4. PRESERVATION OF COLLATERAL AND PERFECTION OF SECURITY INTERESTS THEREIN. Borrower and each Borrowing Subsidiary shall, at Lender's request, at any time and from time to time, execute and deliver to Lender such financing statements, documents and other agreements and instruments (and pay the cost of filing or recording the same in all public offices deemed reasonably necessary or desirable by Lender) and do such other acts and things as Lender may deem necessary or desirable in order to establish and maintain a valid, attached and perfected security interest in the Collateral in favor of Lender (free and clear of all other liens, claims and rights of third parties whatsoever, whether voluntarily or involuntarily created, except Permitted Liens) to secure payment of the Obligations, and in order to facilitate the collection of the Collateral. Borrower and each Borrowing Subsidiary irrevocably hereby makes, constitutes and appoints Lender (and all Persons designated by Lender for that purpose) as Borrower's and each Borrowing Subsidiary's true and lawful attorney and agent-in-fact to execute such financing statements, documents and other agreements and instruments and do such other acts and things as may be necessary to preserve and perfect Lender's security interest in the Collateral. Borrower and each Borrowing Subsidiary further agrees that a carbon, photographic, photostatic or other reproduction of this Agreement or of a financing statement shall be sufficient as a financing statement.

     5. POSSESSION OF COLLATERAL AND RELATED MATTERS. (a) Until an Event of Default has occurred, Borrower and each Borrowing Subsidiary shall have the right, except as otherwise provided in this Agreement, in the ordinary course of Borrower's and each Borrowing Subsidiary's business, to (i) sell, lease or furnish under contracts of service any of Borrower's and each Borrowing Subsidiary Inventory normally held by Borrower and each Borrowing Subsidiary for any such purpose, and (ii) use and consume any raw materials, work in process or other materials normally held by Borrower and each Borrowing Subsidiary for such purpose; provided, however, that a sale in the ordinary course of business shall not include any transfer or sale in satisfaction, partial or complete, of a debt owed by Borrower or any Borrowing Subsidiary.

          (b) If Borrower or any Borrowing Subsidiary sells any Real Property subject to a Mortgage or if any of the Collateral is damaged, destroyed or taken by condemnation, Borrower and Borrowing Subsidiary shall pay to Lender, unless otherwise specifically provided herein or otherwise agreed to by Lender, as and when received by Borrower and Borrowing Subsidiary and as a mandatory prepayment of the Term Loan, to be applied against the last maturing installments of principal thereof, in the inverse order thereof (or, at Lender's option, such of the other Obligations of Borrower and Borrowing Subsidiaries as Lender may elect), a sum equal to the proceeds received from (i) such sale or (ii) such damage, destruction or condemnation; provided, however, that without Lender's consent, unless and until an Event of Default has occurred and is continuing:

                    (i)  obsolete or worn out Equipment may be
          sold or otherwise disposed of by Borrower or a Borrowing Subsidiary and the proceeds thereof may be retained by Borrower or such Borrowing Subsidiary, so long as the fair market value of any such Equipment sold or otherwise disposed of in any single transaction is less than $100,000, and the fair market value, in the aggregate, of all such Equipment sold or otherwise disposed of by Borrower during any twelve-month period is less than $250,000; and

                   (ii) proceeds of Collateral arising from the damage, destruction or condemnation thereof may be retained by Borrower and used by Borrower to repair, restore or replace such Collateral, as the case may be, so long as the fair market value of any such Collateral damaged, destroyed or condemned in any single incident is less than $100,000, and the fair market value, in the aggregate, of all such Collateral owned by Borrower and Borrowing subsidiaries and damaged, destroyed or condemned during any twelve-month period is less than $250,000.

          6.   COLLECTIONS.

               (a) Borrower and each Borrowing Subsidiary shall direct all of its Account Debtors to make all payments on the Accounts directly to a post office box ("Lock Box") with a financial institution acceptable to, and in the name and under exclusive control of, Lender. Borrower and each Borrowing Subsidiary shall establish an account ("Blocked Account") in Lender's name for the benefit of Borrower and each Borrowing Subsidiary with a financial institution acceptable to Lender, into which all payments received in the Lock Box shall be deposited, and into which Borrower and each Borrowing Subsidiary will immediately deposit all payments made for Inventory or services sold or rendered by Borrower and each Borrowing Subsidiary and received by Borrower and each Borrowing Subsidiary in the identical form in which such payments were made, whether by cash or check. If Borrower, Borrowing Subsidiaries, any Affiliate or Subsidiary of Borrower, or a Borrowing Subsidiary, or any shareholder, officer, director, employee or agent of Borrower or a Borrowing Subsidiary or any Affiliate or Subsidiary, or any other Person acting for or in concert with Borrower and a Borrowing Subsidiary shall receive any monies, checks, notes, drafts or other payments relating to or as proceeds of Accounts or other Collateral, Borrower, and each Borrowing Subsidiary and each such Person shall receive all such items in trust for, and as the sole and exclusive property of, Lender and, immediately upon receipt thereof, shall remit the same (or cause the same to be remitted) in kind to the Blocked Account. Each financial institution with which a Lock Box and Blocked Account are established shall acknowledge and agree, in a manner satisfactory to Lender, that the amounts on deposit in such Lock Box and Blocked Account are the sole and exclusive property of Lender, that such financial institution has no right to setoff against such Lock Box or Blocked Account or against any other account maintained by such financial institution into which the contents of such Blocked Account are transferred, and that such financial institution shall wire, or otherwise transfer in immediately available funds in a manner satisfactory to Lender, funds deposited in the Blocked Account on a daily basis as such funds are collected. Borrower and each Borrowing Subsidiary agrees that all payments made to the Blocked Account established by Borrower and each Borrowing Subsidiary or otherwise received by Lender, whether in respect of the Accounts of Borrower or a Borrowing Subsidiary or as proceeds of other Collateral of Borrower or otherwise, will be applied on account of the Obligations of Borrower or a Borrowing Subsidiary in accordance with the terms of this Agreement. Borrower and each Borrowing Subsidiary agrees to pay all fees, costs and expenses which Borrower and Borrowing Subsidiary incur in connection with opening and maintaining a Lock Box and Blocked Account. All of such fees, costs and expenses which remain unpaid pursuant to any Lock Box or Blocked Account Agreement with Borrower and Borrowing Subsidiary, to the extent same shall have been paid by Lender hereunder, shall constitute Advances hereunder, shall be payable to Lender by Borrower and Borrowing Subsidiary upon demand, and, until paid, shall bear interest at the highest rate then applicable to Advances hereunder.
          All checks, drafts, instruments and other items of payment or proceeds of Collateral delivered to Lender in kind shall be endorsed by Borrower or a Borrowing Subsidiary, as applicable, to Lender, and, if that endorsement of any such item shall not be made for any reason, Lender is hereby irrevocably authorized to endorse the same on Borrower's or such Borrowing Subsidiary's behalf. For the purpose of this paragraph, Borrower and each Borrowing Subsidiary irrevocably hereby makes, constitutes and appoints Lender (and all Persons designated by Lender for that purpose) as Borrower's and each Borrowing Subsidiary's true and lawful attorney and agent-in-fact (i) to endorse Borrower's or Borrowing Subsidiary's name upon said items of payment and/or proceeds of Collateral of Borrower or Borrowing Subsidiary and upon any Chattel Paper, document, instrument, invoice or similar document or agreement relating to any Account of Borrower or a Borrowing Subsidiary or goods pertaining thereto; (ii) to take control in any manner of any item of payment or proceeds thereof; (iii) to have access to any lock box or postal box into which any of Borrower's or a Borrowing Subsidiary's mail is deposited; and (iv) open and process all mail addressed to Borrower or a Borrowing Subsidiary and deposited therein; provided, however, that Lender shall not exercise any such powers described in subparagraphs (i) and (ii) (except for routine Lock Box payments/proceeds) unless and until an Event of Default has occurred.

          (b) Lender may, at any time and from time to time after the occurrence of an Event of Default, whether before or after notification to any Account Debtor and whether before or after the maturity of any of the Obligations, (i) enforce collection of any of Borrower's or a Borrowing Subsidiary's Accounts or contract rights by suit or otherwise; (ii) exercise all of Borrower's and each Borrowing Subsidiary's rights and remedies with respect to proceedings brought to collect any Accounts; (iii) surrender, release or exchange all or any part of any Accounts of Borrower and Borrowing Subsidiaries, or compromise or extend or renew for any period (whether or not longer than the original period) any indebtedness thereunder;
(iv) sell or assign any Account of Borrower or a Borrowing Subsidiary upon such terms, for such amount and at such time or times as Lender deems advisable; (v) prepare, file and sign Borrower's and Borrowing Subsidiary's name on any proof of claim in bankruptcy or other similar document against any Account Debtor indebted on an Account of Borrower or Borrowing Subsidiary; and (vi) do all other acts and things which are necessary, in Lender's sole discretion, to fulfill Borrower's and each Borrowing Subsidiary's Obligations under this Agreement and to allow Lender to collect the Accounts. In addition to any other provision hereof, Lender may at any time on or after the occurrence of an Event of Default, at Borrower's and each Borrowing Subsidiary's expense, notify any parties obligated on any of the Accounts of Borrower and Borrowing Subsidiaries to make payment directly to Lender of any amounts due or to become due thereunder.

          (c) For the purpose of determining the Borrowing Base hereunder, Lender shall, upon receipt by Lender at its office in Chicago, Illinois, of cash or other immediately available funds from collections of items of payment and proceeds of any Collateral, apply the whole or any part of such collections or proceeds against the Obligations in such order as Lender shall determine in its sole discretion.

          (d) Immediately upon Borrower's or a Borrowing Subsidiary's receipt of any portion of the Collateral evidenced by an agreement, Instrument or Document including, without limitation, any Chattel Paper, Borrower or Borrowing Subsidiary, as applicable, shall deliver the original thereof to Lender together with an appropriate endorsement or other specific evidence of assignment thereof to Lender (in form and substance acceptable to Lender). If an endorsement or assignment of any such items shall not be made for any reason, Lender is hereby irrevocably authorized, as Borrower's and each Borrowing Subsidiary's attorney and agent-in-fact, to endorse or assign the same on Borrower's and each Borrowing Subsidiary's behalf.

     7.   SCHEDULES AND REPORTS.

          (a) Borrower shall deliver to Lender by mail daily (or any other frequency agreed to by Lender) other than on a day which is not a Business Day, a report of Borrower's and each Borrowing Subsidiary's invoice activity for the previous day, together with details of credit memos and credit notes issued by Borrower and each Borrowing Subsidiary and a schedule showing cash receipts, all Inventory purchases and cost of sales.

          (b) Within five (5) days after the close of each calendar week, and at such other times as may be requested by Lender from time to time hereafter, Borrower shall deliver to Lender a borrowing base certificate for such week, which shall include calculations of the Borrowing Base (excluding reserves but including calculations of Eligible Accounts and Eligible Inventory) and shall otherwise be in form and substance satisfactory to Lender together with (i) an aged trial balance of Borrower's and each Borrowing Subsidiary's accounts payable as of the end of such week and (ii) a schedule identifying by age each Account a reconciliation thereof to the above Borrowing Base calculations, and copies of the invoices when requested by Lender (with evidence of shipment attached) pertaining to each such Account, for the week (or other applicable period) immediately preceding. At such times as may be requested by Lender from time to time hereafter, Borrower shall deliver to Lender (A) such additional schedules, certificates, reports and information with respect to the Collateral as Lender may from time to time require and (B) a collateral assignment of any or all items of Collateral to Lender. Lender, through its officers, employees or agents, shall have the right, at any time and from time to time in Lender's name, in the name of a nominee of Lender or in Borrower's or a Borrowing Subsidiary's name, to verify the validity, amount or any other matter relating to any of the Accounts, by mail, telephone, telegraph or otherwise. Borrower and each Borrowing Subsidiary shall reimburse Lender, on demand, for all reasonable costs, fees and expenses incurred by Lender in this regard.

          (c) Without limiting the generality of the foregoing, Borrower shall deliver to Lender, at least once a month within ten (10) days after the close of each fiscal month (or more frequently when requested by Lender), a report with respect to Borrower's and each Borrowing Subsidiary's Inventory, other than Inventory located in Licensed Departments, and within 30 days after the close of each fiscal month, a report with respect to Borrower's and each Borrowing Subsidiary's Inventory located at Licensed Departments, including a reconciliation thereof to the above Borrowing Base calculations and designations of balances and activity at each Licensed Department. Borrower shall immediately notify Lender of any event causing loss or depreciation in value of such Inventory (other than normal depreciation occurring in the ordinary course of business).

          (d) All schedules, certificates, reports and assignments and other items delivered by Borrower or a Borrowing Subsidiary to Lender hereunder shall be executed by an authorized representative of Borrower or such Borrowing Subsidiary and shall be in such form and contain such information as Lender shall reasonably request. Borrower shall deliver from time to time such other schedules and reports pertaining to the Collateral as Lender may reasonably request.

     8.   TERMINATION.

          (a) This Agreement shall be in effect from the date hereof until June 15, 2000 (the "Original Term") and shall automatically renew itself from year to year thereafter (each such one year renewal being referred to herein as a "Renewal Term") unless (i) the due date of the Obligations is accelerated pursuant to paragraph 11.2 hereof; or (ii) Borrower elects or Lender elects to terminate this Agreement at the end of the Original Term or at the end of any Renewal Term by giving the other party written notice of such election at least ninety (90) days prior to the end of the Original Term or the then current Renewal Term, in which case Borrower and each Borrowing Subsidiary shall pay all of the Obligations in full on the last day of such term. If one or more of the events specified in subparagraphs (i) or (ii) occurs, this Agreement shall terminate on the date thereafter that the Obligations are paid in full; provided, however, that the security interests and liens created under this Agreement and the Other Agreements shall survive such termination until the date upon which payment and satisfaction in full of the Obligations shall have occurred. At such time as Borrower and Borrowing Subsidiary has repaid all of the Obligations and this Agreement has terminated, (i) Borrower and each Borrowing Subsidiary shall deliver to Lender a release, in form and substance reasonably satisfactory to Lender, of all obligations and liabilities of Lender and its officers, directors, employees, agents, parents, subsidiaries and affiliates to Borrower, and if Borrower is obtaining new financing from another lender, Borrower shall deliver such lender's indemnification of Lender, in form and substance satisfactory to Lender, for checks which Lender has credited to Borrower's account, but which subsequently are dishonored for any reason and (ii) upon Borrower's request, Lender shall deliver to Borrower a release in form and substance reasonably satisfactory to Borrower.

     9.   WARRANTIES AND REPRESENTATIONS.

     9.1 General Warranties and Representations. Borrower and each Borrowing Subsidiary warrants and represents that at all times during the Original Term and any Renewal Term of this
Agreement:

          (a) Borrower and each Borrowing Subsidiary is a corporation duly organized and existing and in good standing under the laws of the state of its incorporation and is qualified or licensed to do business in all other countries, states and provinces the laws of which require Borrower or such Borrowing Subsidiary to be so qualified or licensed;

          (b) Borrower or a Borrowing Subsidiary has good, indefeasible and merchantable title to and ownership of the Collateral, free and clear of Liens, except those of Lender and those, if any, described on Schedule 9.1(b) hereto:

          (c) Except as set forth in the Schedule 9.1(c) hereto, neither Borrower nor either Borrowing Subsidiary is a party to any contract, lease, license agreement or other agreement or subject to any charge, corporate restriction, judgment, decree or order which could reasonably be expected to have a Material Adverse Effect, and is not a party to any labor dispute, and there are no strikes or walkouts relating to any labor contract, and no such contract is scheduled to expire during the Original Term; each of the Department Licenses is in full force and effect and no event has occurred or failed to occur which with the giving of notice or passage of time or both would constitute a default under any Department License;

          (d) Neither Borrower nor either Borrowing Subsidiary is in violation of any applicable statute, regulation or ordinance of any governmental entity, or of any agency thereof, which could reasonably be expected to have a Material Adverse Effect;

          (e) Neither Borrower nor either Borrowing Subsidiary is in default with respect to any indenture, loan agreement, mortgage, lease, deed or other similar agreement to which it is a party or by which it is bound;

          (f) Neither Borrower nor either Borrowing Subsidiary has received any notice to the effect that it is not in full compliance with any of the requirements of ERISA, and the regulations promulgated thereunder and, to the best knowledge of Borrower's and Borrowing Subsidiaries' executive officers, there exists no event described in
     Section 4043(b)(3) thereof ("Reportable Event");

          (g) Borrower and each Borrowing Subsidiary has filed all federal, state and local tax returns and other reports it is required by law to file and has paid, to the extent due and payable, all taxes, levies, assessments, charges, liens, claims or encumbrances upon or relating to the Collateral, the Obligations, its employees, payroll, income, and gross receipts, its ownership or use of any of its assets, and any other aspect of its business (collectively, the "Charges");

          (h) The offices or locations where Borrower and each Borrowing Subsidiary keeps the Collateral and books and records, including, without limitation, computer programs, printouts and other computer materials and records concerning the Collateral, are at the locations set forth on
     Schedule 9.1(h) hereto;

          (i) The addresses specified on Schedule 9.1(h) hereto include and designate Borrower's and each Borrowing Subsidiary's chief executive office, chief place of business and other offices and places of business and are Borrower's and Borrowing Subsidiaries' sole offices and places of business;

          (j) Neither Borrower nor either Borrowing Subsidiary has, during the preceding five (5) years, been known as or used any other corporate or fictitious name, except as disclosed on Schedule 9.1(j) hereto;

          (k) Borrower and each Borrowing Subsidiary has the right and power and is duly authorized and empowered to enter into, execute, deliver and perform this Agreement and the other Agreements, and its officers executing and delivering this Agreement and the Other Agreements are duly authorized and empowered to do so;

          (l) The execution, delivery and performance by Borrower and each Borrowing Subsidiary of this Agreement and the Other Agreements shall not, by the lapse of time, the giving of notice or otherwise, constitute a violation of any applicable law or a breach of any provision contained in its Articles or Certificate of Incorporation or By-Laws or contained in any agreement, instrument or document to which it is now a party or by which it is bound including, without limitation, the Department Licenses;

          (m) Borrower and each Borrowing Subsidiary has, and is current and in good standing with respect to, all governmental approvals, permits, certificates, inspections, consents and franchises necessary to continue to conduct its business as heretofore conducted, and to own or lease and operate the properties now owned or leased by it;

          (n) After giving effect to the initial Advance, and the funding of the Term Loan, the transactions contemplated by this Agreement and the Other Agreements, and the payment of all estimated legal, accounting and other fees related hereto and thereto, Borrower and Borrowing Subsidiaries, on a consolidated basis, will be Solvent as of the date of the initial Advance and at all times thereafter;

          (o) The Financials as set forth on Schedule 9.1(o)(1) hereto have been prepared in accordance with GAAP and fairly present the assets, liabilities and financial condition and results of operations of Borrower and such other Persons described therein as of the dates thereof; there are no omissions or other facts or circumstances which are or may be material and no event has occurred since the date of the Financials and is continuing which could reasonably be expected to have a Material Adverse Effect; there exists no equity or long term investments in, or outstanding advances to, any Person not reflected in the Financials; there are no actions or proceedings which are pending or, to the best knowledge of Borrower's and Borrowing Subsidiaries' executive officers, threatened, against Borrower or either Borrowing Subsidiary or any other Person which could reasonably be expected to have a Material Adverse Effect; except for trade payables arising in the ordinary course of its business since the dates reflected in the Financials and except as disclosed on Schedule 9.1(o)(2) hereto and in the Financials, neither Borrower nor either Borrowing Subsidiary has any actions or proceedings pending or has any Indebtedness or has guaranteed the obligations of any other Person;

          (p) The execution and delivery of this Agreement and the Other Agreements by Borrower and each Borrowing Subsidiary does not directly or indirectly violate or result in a violation of Section 7 of the Securities and Exchange Act of 1934, as amended, or any regulations issued pursuant thereto, including, without limitation, Regulations G, U, T and X of the Board of Governors of the Federal Reserve System, and neither Borrower nor either Borrowing Subsidiary owns or intends to purchase or carry any "margin security" as defined in said Regulations;

          (q) Neither Borrower nor either Borrowing Subsidiary is in default in the payment when due of any Indebtedness;

          (r) Borrower and each Borrowing Subsidiary has sufficient personnel and possesses adequate assets, licenses, patents, patent applications, copyrights, trademarks and trade names to continue to conduct its business as heretofore conducted by it, and all such licenses, patents, patent applications, copyrights, trademarks and trade names are listed on Schedule 9.1(r) hereto;

          (s) Schedule 9.1(s) hereto lists all owned and leased Real Property, and, except as described in Schedule 9.1(s), neither Borrower nor either Borrowing Subsidiary is a party to any contract or agreement for the sale, transfer, assignment or other disposition of the Real Property or any portion thereof or interest therein;

          (t) The Liens granted to Lender pursuant to this Agreement are fully perfected first priority Liens in and to the Collateral, subject only to the Liens permitted by paragraph 10.2(l) hereof;

          (u) No event has occurred since March 1, 1997, and is continuing which has had or could reasonably be expected to have a Material Adverse Effect;

          (v) Except as disclosed in Schedule 9.1(v), all premises and facilities owned, leased, used or operated by Borrower or any Subsidiary of Borrower or, to the knowledge of any executive officer of Borrower after a reasonable investigation, any predecessor in interest, have been, and continue to be, owned, leased, used or operated in compliance in all material respects with all applicable Environmental Laws. Schedule 9.1(v) identifies with respect to Borrower and each Subsidiary of Borrower, or, to the knowledge of any executive officer of Borrower after a reasonable investigation, any predecessor in interest (i) all environmental audits, assessments or occupational health studies undertaken by, or at the direction of, governmental agencies; (ii) any claim, or complaint concerning environmental matters; and (iii) all permits issued under any Environmental Laws;

          (w) No broker or finder acting on behalf of Borrower or a Borrowing Subsidiary brought about the obtaining, making or closing of the loans pursuant to this Agreement and neither Borrower nor either Borrowing Subsidiary has any obligation to any other Person in respect of any finder's or brokerage fees in connection with the loans contemplated by this Agreement;

          (x) There has been no change in the credit terms or policies which Borrower offers to its customers from those disclosed to Lender prior to the date of this Agreement;

          (y) No information contained in this Agreement, the Other Agreements, the Financials or any written statement furnished by or on behalf of Borrower or either Borrowing Subsidiary pursuant to the terms of this Agreement, which has previously been delivered to Lender, contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements contained herein or therein not misleading at the time and in light of the circumstances under which made.

     9.2 Account Warranties and Representations. With respect to its Accounts, Borrower and each Borrowing Subsidiary warrants and represents to Lender that Lender may rely, in determining which Accounts listed on any schedule of Accounts are Eligible Accounts, on all statements or representations made by Borrower or a Borrowing Subsidiary on or with respect to any such schedule and, unless otherwise indicated in writing by Borrower or a Borrowing Subsidiary, that:

          (a) They are genuine, are in all respects what they purport to be, are not evidenced by a judgment and are evidenced by executed original instruments, agreements, contracts, or documents, which will be delivered to Lender upon request therefor;

          (b) They represent undisputed bona fide transactions completed in accordance with the terms and provisions contained in any documents related thereto;

          (c) The face amounts shown on any schedule of Accounts provided to Lender and all invoices and statements delivered to Lender with respect to any Account are actually and absolutely owing to Borrower or a Borrowing Subsidiary and are not contingent for any reason;

          (d) To the best knowledge of Borrower's and Borrowing Subsidiaries' executive officers, there are no setoffs, counterclaims or disputes existing or asserted with respect thereto and neither Borrower nor either Borrowing Subsidiary has made any agreement with any Account Debtor thereunder for any deduction therefrom, except (a) discounts or allowances allowed by Borrower or such Borrowing Subsidiary in the ordinary course of its business for prompt payment, and (b) setoffs allowed under the Department Licenses, all of which discounts, allowances and setoffs are either (x) reflected in the calculation of the face amount of the invoices to which such discounts, allowances or setoffs relate, or (y) evidenced on a general ledger account of Borrower or a Borrowing Subsidiary;

          (e) To the best knowledge of Borrower's and Borrowing Subsidiaries' executive officers, there are no facts, events or occurrences which in any way impair the validity or enforcement thereof or tend to reduce the amount payable thereunder from the invoice face amount shown on any schedule of Accounts and on all contracts, invoices and statements delivered to Lender with respect thereto;

          (f) To the best knowledge of Borrower's and Borrowing Subsidiaries' executive officers, all Account Debtors thereunder (i) had the capacity to contract at the time any contract or other document giving rise to the Account was executed and (ii) are Solvent;

          (g) They are not subject to any Liens, except those of Lender;

          (h)  No executive officer of Borrower or either
     Borrowing Subsidiary has knowledge of any fact or circumstance which would impair the validity or collectability thereof;

          (i) To the best knowledge of Borrower's and Borrowing Subsidiaries' executive officers, there are no proceedings or actions which are threatened or pending against any Account Debtor thereunder which could reasonably be expected to have a Material Adverse Effect; and

          (j) The goods giving rise thereto are not, and were not at the time of the sale thereof, subject to any Liens, except those of Lender and those removed or terminated prior to the date hereof; and

          (k) They comply in all respects with all applicable laws and regulations, including, but not limited to, truth-in-lending and consumer credit disclosure laws and regulations and, in the case of Account Debtors who are subject to the United States Bankruptcy Code, Section 524(c) thereof.

     9.3 Inventory Warranties and Representations. With respect to its Inventory, Borrower and each Borrowing Subsidiary warrants and represents to Lender that Lender may rely, in determining which items of Inventory listed on any Schedule of Inventory are Eligible Inventory, on all statements or representations made by Borrower or a Borrowing Subsidiary or with respect to any such Schedule and, unless otherwise indicated in writing by Borrower a Borrowing Subsidiary that:

          (a)  All Inventory is located on premises listed on
     Schedule 9.1(h) hereto;

          (b) No Inventory is now, or shall at any time or times hereafter be, stored with a bailee, warehouseman or similar party without Lender's prior written consent an if Lender gives such consent, Borrower or a Borrowing Subsidiary will concurrent therewith cause any such bailee, warehouseman or similar party to issue and deliver to Lender, in form and substance acceptable to Lender, warehouse receipts therefor in Lender's name;

          (c)  No Inventory is under consignment to any Person;
     and

          (d) All Inventory is currently usable or currently salable in the normal course of Borrower's or a Borrowing
     Subsidiary's business.

     9.4 Warranty and Reaffirmation of Warranties and Representations; Survival of Warranties and Representations.
Each request for an Advance made by Borrower or Borrowing Subsidiary pursuant to this Agreement or the Other Agreements shall constitute (i) a warranty and representation by Borrower and each Borrowing Subsidiary to Lender that there does not then exist an Event of Default or any event or condition which, with notice, lapse of time or the making of such advance, would constitute an Event of Default, except as otherwise notified by Borrower or a Borrowing Subsidiary and (ii) a reaffirmation as of the date of said request of the representations and warranties of Borrower and Borrowing Subsidiaries contained in paragraphs (a) through (j) of paragraph 9.1 and in paragraphs 9.2 and 9.3 with respect to Collateral then existing. All representations and warranties of Borrower and Borrowing Subsidiaries contained in this Agreement and the Other Agreements shall survive the execution, delivery and acceptance thereof by the parties thereto and the closing of the transactions described therein or related thereto.

     10.  COVENANTS AND CONTINUING AGREEMENTS.

     10.1  Affirmative Covenants. Borrower and each Borrowing
Subsidiary covenants that it shall:

          (a) Keep books of account and prepare financial statements and shall cause to be furnished to Lender the following (all of the foregoing and following to be kept and prepared in accordance with GAAP):

                    (i) as soon as available, but not later than seven days after the date of this Agreement, audited consolidated financial statements of Borrower and its Subsidiaries as at March 1, 1997, certified by a firm of independent certified public accountants of recognized standing, reasonably acceptable to Lender and selected by Borrower (and which has acknowledged a letter of the type referred to in paragraph 12.4(k)) which do not reflect changes, if any, of greater than 5% in any material item from those presented to Lender prior to the date of this Agreement;

                   (ii) as soon as available, but not later than ninety (90) days after the close of each Fiscal Year of Borrower hereafter, audited consolidated financial statements of Borrower and its Subsidiaries as at the end of such year certified by a firm of independent certified public accountants of recognized standing, reasonably acceptable to Lender and selected by Borrower (and which has acknowledged a letter of the type referred to in paragraph 12.4(k)), together with any management letter or other letters or certificates supplied by Borrower to such accountants;

                  (iii)  concurrently with the delivery of the
          financial statements described in subsection (ii) above, (a) a statement in reasonable detail showing the calculations used in determining the financial covenants, and (b) a certificate of such certified public accountants certifying to Lender that, based upon their examination of the affairs of Borrower and its Subsidiaries performed in connection with the preparation of said financial statements, they are not aware of the existence of any condition or event which constitutes or would, upon notice or lapse of time or both, constitute an Event of Default or, if they are aware of such condition or event, the nature thereof;

                    (iv) as soon as available, but not later than twenty-five (25) days after the end of each month thereafter, unaudited interim internal, consolidating and consolidated income statements, an unaudited internal consolidated balance sheet and an unaudited internal consolidated statement of cash flows of Borrower and its Subsidiaries as at the end of the portion of Borrower's Fiscal Year then elapsed, together with: (a) a statement in reasonable detail showing the calculations used in determining the financial covenants, and (b) the certification of Borrower's principal financial officer that all such financial statements were prepared in accordance with GAAP (subject to normal year-end adjustments and the absence of footnotes) and fairly present the financial position and results of operations of Borrower and its Subsidiaries for such period;

                   (v) as soon as possible, but not later than thirty (30) days following the beginning of each Fiscal Year, a copy of Borrower's operating plan for such Fiscal Year, as approved by Borrower's Board of Directors, which shall include monthly cash flow projections for Borrower and each of its Subsidiaries and operating groups on a consolidating and consolidated basis, and a capital expenditure budget, all in reasonable detail;

                  (vi)   such other data and information
          (financial and otherwise) as Lender, from time to time, may reasonably request, bearing upon or related to the Collateral, Borrower's and each Borrowing Subsidiary's financial condition or results of operations;

          (b) Promptly upon, but in no event later than three Business Days after, Borrower's or a Borrowing Subsidiary's learning thereof, inform Lender, in writing, of (i) any material delay in Borrower's or a Borrowing Subsidiary's performance of any of its obligations to any Account Debtor and of any assertion of any material claims, offsets or counterclaims by any Account Debtor and of any material allowances, credits or other monies granted by Borrower or a Borrowing Subsidiary to any Account Debtor; (ii) all material adverse information relating to the financial condition of any Account Debtor; (iii) any facts relating to any Account or Inventory which would render untrue any representation or warranty made pursuant to paragraphs 9.2 or 9.3 hereof with respect to such Account or Inventory;
     (iv) any litigation affecting Borrower or a Borrowing Subsidiary, whether or not the claim is considered by Borrower or such Borrowing Subsidiary to be covered by insurance, and of the institution of any suit or administrative proceeding which litigation, suit or administrative proceeding could reasonably be expected to have a Material Adverse Effect; and (v) a default by any party under any Department License.

          (c) Keep and maintain the Equipment in good operating condition and repair; make all necessary replacements thereof so that the value and operating efficiency thereof shall at all times be maintained and preserved; promptly inform Lender of any additions to or deletions from the Equipment; and prevent any such Equipment from becoming a fixture to real estate or accession to other personal property;

          (d) Pay, and cause its Subsidiaries to pay, promptly when due, all of the changes and promptly discharge any liens, encumbrances or other claims against the Collateral;

          (e) Maintain, and cause each Subsidiary to maintain, such insurance as may be required by law and such other insurance to such extent and against such hazards and liabilities as is customarily maintained by companies similarly situated, and include Lender as an additional insured on all liability policies;

          (f) Comply, and cause each Subsidiary to comply, strictly and in all respects with all applicable Environmental Laws, notify Lender, and cause each Subsidiary to notify Lender, promptly in the event of any Release of any Hazardous Substance reportable under Section 103 of CERCLA upon any premises owned or operated by Borrower or any Subsidiary, and promptly forward, and cause each Subsidiary to promptly forward, to Lender a copy of any order, notice, permit, application, or any other communication or report in connection with any such Release of any Hazardous Substance or any other matter relating to the Environmental Laws as they may affect such premises. Borrower shall indemnify Lender and hold Lender harmless from and against any loss, liability, damage or expense, including attorneys' fees, suffered or incurred by Lender, whether as mortgagee pursuant to any mortgage or leasehold mortgage, as mortgagee in possession, or as successor in interest to Borrower or any of its Subsidiaries as owner or lessee of any premises by virtue of foreclosure or acceptance of deed in lieu of foreclosure (i) under or on account of the Environmental Laws, including the assertion of any lien thereunder; and (ii) with respect to any Release of any Hazardous Substance whether or not reportable under
     Section 103 of CERCLA affecting such premises or facility, whether or not the same originates or emanates from such premises or any contiguous real estate, including any loss of value of such premises as a result of a Release of any Hazardous Substance; provided, however, that Borrower will not be liable for such indemnification to Lender to the extent that any such loss, liability, damage or expense results from the gross negligence or willful misconduct of the Person who would otherwise be entitled to be indemnified pursuant to this paragraph 10.1(f);

          (g) Keep or cause to be kept in full force and effect each Department License;

          (h) Furnish to Lender (i) promptly after the filing thereof with the Commission, a copy of each report, notice or other filing, if any, by Borrower with the Commission, and (ii) a copy of each written communication received by Borrower from or delivered by Borrower to the Commission, promptly after such receipt or delivery; and

          (i) Obtain and perfect first priority security interests on all merchandise sold on credit and, in the case of Account Debtors who are subject to the United States Bankruptcy Code (the "Bankruptcy Code"), to the extent Borrower or a Borrowing Subsidiary accepts payment from such Account Debtor, with respect to obligations incurred prior to the Account Debtor becoming subject to the Bankruptcy Code, require compliance with respect to Bankruptcy Code
     Section 524(c) thereunder.

     10.2 Negative Covenants. Without Lender's prior written consent, which Lender may or may not in its sole discretion give, Borrower and each Borrowing Subsidiary covenants that it shall not:

          (a)  Merge or consolidate with or acquire any Person;

          (b) Open any new Owned Stores or Licensed Departments or make any investment other than in the ordinary course of its business;

          (c) Declare or pay dividends upon any of its capital stock or make any distributions of its property or assets;
     provided that a Borrowing Subsidiary may declare or pay dividends upon its stock to Borrower;

          (d) Redeem, retire, purchase or other-wise acquire, directly or indirectly, any of its capital stock, or make any material change in its capital structure or in any of its business objectives, purposes and operations which might in any way adversely affect the repayment of the Obligations;

          (e) Enter into, or be a party to, any transaction with any Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of its business and upon fair and reasonable terms which are fully disclosed to Lender and are no less favorable to it than would obtain in a comparable arm's length transaction with a Person not an Affiliate;

          (f) Guarantee or otherwise, in any way, become liable with respect to the obligations or liabilities of any Person except (i) its Affiliates' obligations to Lender and (ii) by endorsement of instruments or items of payment for deposit to its general account or for delivery to Lender on account of the Obligations;

          (g) Except as otherwise expressly permitted herein or in the Other Agreements, encumber, pledge, mortgage, grant a security interest in, assign, sell (except for the sale of inventory and property in the ordinary course of business), lease or otherwise dispose of or transfer, whether by sale, merger, consolidation, liquidation, dissolution, or otherwise, any of its assets;

          (h) Make any loans or advances of money to any Person (other than intercompany loans between Borrower and Borrowing Subsidiaries), including, without limitation, its employees or Affiliates (other than salary and routine travel or expense account advances made in the ordinary course of business) or permit the annual salary and bonus, including any stock option or incentive plans, to its officers to exceed the amounts set forth in Schedule 10.2 except as such amounts and all other direct and indirect remuneration may be adjusted for cost of living increases, without the prior written consent of Lender;

          (i)  Make Capital Expenditures (including Capital
     Leases) during any Fiscal Year, which, in the aggregate, exceed consolidated depreciation for such Fiscal Year as determined in accordance with GAAP;

          (j) Remove its books and records and/or the Collateral from the locations set forth in Schedule 9.1(h) or keep any of such books and records and/or the Collateral at any other office(s) or location(s) unless (i) Borrower gives Lender written notice thereof and of the new location of said books and records and/or the Collateral at least thirty (30) days prior thereto and (ii) the other office or location is within the continental United States of America;

          (k) Create, incur, assume or have outstanding any Indebtedness, except: (i) Indebtedness owing to Lender; (ii) Indebtedness incurred by it in the ordinary course of business, other than Indebtedness for borrowed money; or
     (iii) Indebtedness existing on the date hereof and listed in
     Schedule 9.1(o);

          (l) Create or permit any Lien on any of its properties or assets except: (i) presently existing or hereinafter created Liens in favor of Lender; and (b) Permitted Liens;
     or

          (m) Create any new Subsidiaries or permit any Subsidiary to incur Indebtedness or other fixed or contingent obligations of more than $100,000 in any Fiscal
     Year or to accept or incur any obligations for trade credit other than to the Borrower.

     10.3  Financial Covenants.

          (a) Borrower and Borrowing Subsidiaries shall continuously maintain, on a consolidated basis:

                    (i)  For the Fiscal Year ending March 1,

          1997, Consolidated Tangible Net Worth equal to or greater than Eight Million Five Hundred Thousand Dollars ($8,500,000) and thereafter Consolidated Tangible Net Worth equal to greater than Eight Million Five Hundred Thousand Dollars increased quarterly by 75% of the Borrower's year to date consolidated Net Income.

                   (ii)  For each period specified below,
          Borrower and Borrowing Subsidiaries will not permit consolidated EBITDA to be less than the amounts set forth below:

          March 1, 1997 through:            Amount

          May 31, 1997                  ($1,100,000)
          August 31, 1997               ($2,500,000)
          November 30, 1997             ($1,300,000)
          February 28, 1998              $2,800,000

     Thereafter, Borrower and Borrowing Subsidiaries shall maintain a minimum ratio of EBITDA to interest expense of 2:00 to 1:00 for each Fiscal Quarter calculated on a rolling twelve month basis.

          (b) Borrower and Borrowing Subsidiaries shall not permit, as of each Fiscal Year-end, Net Income excluding any after-tax extraordinary gains or losses plus depreciation and amortization deducted in determining Net Income for such period minus (i) Capital Expenditures for such period not financed and (ii) current principal maturities of long term debt and Capital Leases paid during such period to be less than zero.

     10.4  Payment of Charges and Claims.

          (a) If Borrower or a Borrowing Subsidiary, at any time or times hereafter, shall fail to pay the Charges when due or promptly obtain the discharge of such Charges or of any Lien against the Collateral, subject to the provisions of paragraph 10.4(b) below, Lender may, without waiving or releasing any obligation or liability of Borrower and Borrowing Subsidiaries hereunder or any Event of Default, in its sole discretion, at any time or times thereafter, make such payment, or any part thereof, or obtain such discharge and take any other action with respect thereto which Lender deems advisable. All sums so paid by Lender and any expenses, including reasonable attorneys' fees, court costs, expenses and other charges relating thereto, shall be payable, upon demand, by Borrower and Borrowing Subsidiaries to Lender and shall be additional Obligations hereunder secured by the Collateral.

          (b) Borrower or a Borrowing Subsidiary may in good faith contest, by proper legal actions or proceedings, the validity or amount of any Charges or claims, and provided that Borrower or such Borrowing Subsidiary gives Lender advance notice of its intention to contest the validity or amount of any such Charge or claim, Lender will forebear from making any payment or otherwise obtaining the discharge of such Charge or claim if at the time of the commencement of any such action or proceeding, and during the pendency thereof (i) no Event of Default shall have occurred and be continuing, (ii) reserves with respect thereto are maintained on the books of Borrower or such Borrowing Subsidiary in an amount acceptable to Lender, (iii) such contest operates to suspend collection of the contested Charges or claims and is maintained and prosecuted continuously with diligence, (iv) none of the Collateral will be subject to forfeiture or loss of any Lien in favor of Lender by reason of the institution or prosecution of such contest, (v) no Lien shall exist for such Charges or claims during such action or proceeding, (vi) Borrower or such Borrowing Subsidiary shall promptly pay or discharge such contested Charges and all additional charges, interests, penalties and expenses, if any, and shall deliver to Lender evidence acceptable to Lender of such compliance, payment or discharge, if such contest is terminated or discontinued adversely to Borrower or such Borrowing Subsidiary, and (vii) Lender has not advised Borrower or such Borrowing Subsidiary in writing that Lender reasonably believes that non-payment or non-discharge thereof would have a Material Adverse Effect.

     11.  EVENTS OF DEFAULT; RIGHTS AND REMEDIES ON DEFAULT.

     11.1 Events of Default. The occurrence of any one or more of the following events shall constitute an "Event of Default".

          (a) Borrower and Borrowing Subsidiaries fail to pay the Obligations when due and payable or declared due and payable;

          (b)  Lender notifies Borrower and Borrowing
     Subsidiaries that the outstanding balance of the Advances exceeds the limitation set forth under paragraph 2.1(a) and such condition is not corrected within two (2) Business Days after such notice;

          (c) Borrower and Borrowing Subsidiaries fail or neglect to perform, keep or observe any of the provisions of paragraphs 10.2 and 10.3;

          (d) Borrower or a Borrowing Subsidiary or any Affiliate or any guarantor of the Obligations fails to perform, keep or observe any other term, provision, condition, covenant, warranty or representation contained in this Agreement or in the Other Agreements, which is required to be performed, kept or observed by Borrower or such Borrowing Subsidiary or such Affiliate or such guarantor, and such failure is not cured to Lender's satisfaction within thirty (30) days after Lender gives Borrower and Borrowing Subsidiaries written notice identifying such failure;

          (e) A default shall occur under any agreement, document or instrument, other than this Agreement or the Other Agreements, to which Borrower or a Borrowing
     Subsidiary is a party, the consequences of which could have a Material Adverse Effect;

          (f) Any statement, report, financial statement or certificate made or delivered by Borrower or a Borrowing Subsidiary, or any of its officers, employees or agents, to Lender is untrue, incomplete or incorrect in any material respect;

          (g) There shall occur any material uninsured damage to, or loss, theft, or destruction of, any of the Collateral;

          (h) The Collateral or any other of Borrower's or a Borrowing Subsidiary's assets are attached, seized, levied upon or subjected to a writ or distress warrant, or come within the possession of any receiver, trustee, custodian or assignee for the benefit of creditors and the same is not cured within forty-five (45) days thereafter; an application is made by any Person, other than Borrower or a Borrowing Subsidiary, for the appointment of a receiver, trustee, or custodian for any of Borrower's or a Borrowing Subsidiary's assets and the same is not dismissed within forty-five (45) days after the application therefor;

          (i) Borrower or a Borrowing Subsidiary is the subject of an Insolvency Proceeding;

          (j) Borrower or a Borrowing Subsidiary ceases to conduct its business as now conducted or is enjoined, restrained or in any way prevented by court order from conducting all or any material part of its business affairs; a petition under any section or chapter of the Bankruptcy Code or any similar law or regulation is filed against Borrower or a Borrowing Subsidiary or any case or proceeding is filed against Borrower or a Borrowing Subsidiary for its dissolution or liquidation, and such injunction, restraint or petition is not dismissed within forty-five (45) days after the entry or filing thereof;

          (k) A notice of lien, levy or assessment is filed of record with respect to all or any of Borrower's or a Borrowing Subsidiary's assets by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipal or other governmental agency, including, without limitation, the Pension Benefit Guaranty Corporation, or if any taxes or debts owing at any time or times hereafter to any one of these becomes a lien or encumbrance upon any of Borrower's or a Borrowing Subsidiary's assets and the same is not released within thirty (30) days after the same becomes a lien or encumbrance; provided that Borrower or such Borrowing Subsidiary shall have the right to contest in good faith and by appropriate proceedings any such lien, levy or assessment if Borrower or such Borrowing Subsidiary provides Lender with a bond or indemnity satisfactory to Lender assuring the payment of such lien, levy or assessment;

          (l) Borrower or a Borrowing Subsidiary becomes insolvent or admits in writing its inability to pay its debts as they mature;

          (m) Borrower or a Borrowing Subsidiary fails to (i) furnish Lender, within fifteen (15) days thereafter, with written notice upon the occurrence of any of the following events: (a) the happening of a Reportable Event with respect to any pension plan of Borrower or such Borrowing Subsidiary governed by ERISA, (b) the termination of any such plan, (c) the appointment of a trustee by an appropriate United States District Court to administer any such plan, or (d) the institution of any proceedings by the Pension Benefit Guaranty Corporation to terminate any such plan or to appoint a trustee to administer any such plan; or (H) notify Lender promptly upon receipt by Borrower or any Borrowing Subsidiary of any notice of the institution of any proceeding or other action which may result in the termination of such plan;

          (n) A default shall occur under any other agreement, document or instrument to which Borrower or a Borrowing Subsidiary is a party and such default is not cured within any applicable grace period, waived in writing or being contested pursuant to the provisions of paragraph 10.4 hereof, and such default (i) involves the failure to make any payment when due in respect of any Indebtedness (other than the Obligations) of Borrower or a Borrowing Subsidiary in excess of One Hundred Thousand Dollars ($100,000) in the aggregate, or (ii) causes such Indebtedness or a portion thereof in excess of One Hundred Thousand Dollars ($100,000) in the aggregate to become due prior to its stated maturity or prior to its regularly scheduled dates of payment, or
     (iii) permits any holder of such Indebtedness or a trustee to cause such Indebtedness or a portion thereof in excess of One Hundred Thousand Dollars ($100,000) in the aggregate to become due prior to its stated maturity or prior to the regularly scheduled dates of payment and such default is not cured or waived within thirty (30) days after the occurrence thereof;

          (o) Any other event shall have occurred and be continuing which could reasonably be expected to have a Material Adverse Effect and Lender shall have given Borrower and Borrowing Subsidiaries at least ten (10) days' notice thereof.

     11.2 Acceleration of the Obligations. Upon the occurrence and continuation of an Event of Default, all of the Obligations may, at the option of Lender and without demand, notice, or legal process of any kind, be declared, and immediately shall become, due and payable.

     11.3 Remedies. Upon the occurrence and during the continuation of an Event of Default, Lender shall have the following rights and remedies:

          (a) The right to terminate the financing arrangements under this Agreement and the Other Agreements;

          (b) In addition to any other rights and remedies contained in this Agreement and in all of the Other Agreements, all of the rights and remedies of a secured party under the UCC or other applicable law, all of which rights and remedies shall be cumulative and non-exclusive, to the extent permitted by law;

          (c)  The right to open Borrower's and each Borrowing
     Subsidiary's mail and collect any and all amounts due
     Borrower and a Borrowing Subsidiary from Account Debtors;

          (d) The right to (i) enter upon the premises of Borrower and each Borrowing Subsidiary, without any obligation to pay rent to Borrower or such Borrowing Subsidiary, through self-help and without judicial process, without first obtaining a final judgment or giving Borrower or such Borrowing Subsidiary notice and opportunity for a hearing on the validity of Lender's claim, or any other place or places where the Collateral is located and kept, and remove the Collateral therefrom to the premises of Lender or any agent of Lender, for such time as Lender may desire, in order to effectively collect or liquidate the Collateral, or (ii) require Borrower and Borrowing Subsidiaries to assemble the Collateral and make it available to Lender at a place to be designated by Lender, in its sole discretion;

          (e) The right to (i) sell or to otherwise dispose of all or any Collateral at public or private sale or sales, with such notice as may be required by law, in lots or in bulk, for cash or on credit, all as Lender, in its sole discretion, may deem advisable; (ii) adjourn such sales from time to time with or without notice; (iii) conduct such sales on Borrower's or a Borrowing Subsidiary's premises or elsewhere and use Borrower's or a Borrowing Subsidiary's premises without charge for such sales for such time or times as Lender may see fit. Lender is hereby granted a license or other right to use, without charge, Borrower's and each Borrowing Subsidiary's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in advertising for sale and selling any Collateral and Borrower's and each Borrowing Subsidiary's rights under all licenses and all franchise agreements shall inure to Lender's benefit. Lender shall have the right to sell, lease or otherwise dispose of the Collateral, or any part thereof, for cash, credit or any combination thereof, and Lender may purchase all or any part of the Collateral at public or, if permitted by law, private sale and, in lieu of actual payment of such purchase price, may setoff the amount of such price against the Obligations. The proceeds realized from the sale of any Collateral shall be applied first to the reasonable costs, expenses and attorneys' fees and expenses incurred by Lender for collection and for acquisition, completion, protection, removal, storage, sale and delivery of the Collateral; second to interest due upon any of the Obligations; and third to the principal of the Obligations. If any deficiency shall arise, Borrower and Borrowing Subsidiaries shall remain liable to Lender therefor.

     11.4 Notice. Any notice required to be given by Lender of a sale, lease, other disposition of the Collateral or any other intended action by Lender, if given ten (10) days prior to such proposed action, shall constitute commercially reasonable and fair notice thereof to Borrower and Borrowing Subsidiaries.

     11.5 Marshalling; Payments Set Aside. Lender shall be under no obligation to marshall any assets in favor of Borrower and Borrowing Subsidiaries or any other party or against or in payment of any or all of the Liabilities. To the extent that Borrower and Borrowing Subsidiaries make a payment or payments to Lender or Lender enforces its security interests or exercises its rights of set-off, and such payment or payments or the proceeds of such enforcement or set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set-aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then to the extent of such recovery, the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or set-off had not occurred.

     12.  CONDITIONS PRECEDENT.

     This Agreement shall become effective upon the satisfaction of the following conditions precedent:

     12.1 Excess Revolving Loan Availability. Lender shall have determined, in its sole discretion, that immediately after Lender has made the loans and advances to Borrower and Borrowing
Subsidiaries contemplated hereby, Excess Availability will not be less than Two Million Dollars ($2,000,000).

     12.2 Financial Statements. Lender shall have received and reviewed with Borrower's independent certified public accountants a draft of the audited consolidated financial statements of Borrower and its Subsidiaries as of March 1, 1997, and such financial statements shall be satisfactory to Lender in its sole discretion.

     12.3 Execution and Delivery of Agreement. This Agreement or counterparts thereof shall have been duty executed by, and delivered to, Borrower, Borrowing Subsidiaries and Lender.

     12.4 Documents and Other Agreements. Lender shall have received all of the following, each in form and substance satisfactory to Lender:

          (a)  Revolving Note of Borrower and Borrowing
     Subsidiaries payable to Lender as required by paragraph
     2.1;

          (b)  Term Note of Borrower and Borrowing
     Subsidiaries payable to Lender as required by paragraph
     2.3;

          (c) A Certificate of the Secretary of Borrower and each Borrowing Subsidiary, together with true and correct copies of the Articles or Certificate of Incorporation and By-Laws of Borrower or such Borrowing Subsidiary, and all amendments thereto, and correct copies of the resolutions of the Board of Directors of Borrower or Borrowing Subsidiary authorizing or ratifying the execution, delivery and perform of this Agreement and the Other Agreements to be executed by Borrower or Borrowing Subsidiary, and the names of the officer or officers of 'Borrower or Borrowing Subsidiary authorized to sign said documents, together with a sample of true signature of each such officer;

          (d)  The Opinion of Samuel B. Garber, Esq.,
     addressed to Lender, in the form of Exhibit B attached hereto and made a part hereof;

          (e)  Articles or Certificate of Incorporation of
     Borrower and each Borrowing Subsidiary, certified by the Secretary of State of the jurisdiction of incorporation of Borrower or such Borrowing Subsidiary;

          (f) Good Standing Certificates for Borrower and each Borrowing Subsidiary from the Secretaries of State of each state in which Borrower or such Borrowing
     Subsidiary is authorized to do business;

          (g) UCC lien search reports of filings against Borrower and each Borrowing Subsidiary and tax lien and judgment searches relating to Borrower and each Borrowing Subsidiary for such jurisdictions as Lender deems appropriate;

          (h)  UCC financing statements filed against
     Borrower and each Borrowing Subsidiary in respect to the locations listed in paragraph 9.1 (h);

          (i)  Trademark Collateral Assignment and Security
     Agreement respecting those trademarks, trade names and related licenses described on Schedule 9.1(r)

          (j) Pledge Agreement with respect to the issued and outstanding capital stock of each of the Borrowing
     Subsidiaries.

          (k) A letter from Borrower to its independent certified public accountant advising that Borrower intends Lender to rely on the opinions and reports of such accountants described in paragraph 10.1(a)(i),
     (ii) and (iii);

          (l)  Depository Account Agreements;

          (m)  Appraisals of the Inventory prepared by BGA
     Consulting, a division of Buxbaum, Ginsberg &
     Associates, Inc.;

          (n)  Appraisal of the State Street Property
     prepared by Gadd, Tibble & Associates, Inc.;

          (o)  Duly executed and acknowledged Leasehold
     Mortgage covering the State Street Property, together with evidence, of the payment of all recording charges and taxes and filing fees incurred in connection with the recording of the Leasehold Mortgage required hereunder;

          (p) (i) Mortgagee title insurance policies issued by the Title Company insuring the Leasehold Mortgage is a valid first priority Lien on the Real Property described in such Leasehold Mortgage, subject only to such exceptions to title as shall be acceptable to Lender in its reasonable discretion and containing such endorsements and affirmative insurance as Lender may require, and true copies of each document, instrument or certificate required by the terms of each such title insurance policy, and/or Leasehold Mortgage, to be, or to have been, filed, recorded, executed or delivered in connection therewith, and (ii) opinions satisfactory to Lender of local counsel retained by Lender with respect to the validity, enforceability and priority of such Leasehold Mortgage;

          (q) Duly executed licensor or landlord waivers from all licensor's or lessors under all Department
     Licenses and all Leases, in form and substance satisfactory to Lender;

          (r)  Originals or copies of each policy of
     insurance, and evidence of payment of all premiums therefor, together with a properly executed Lender's
     Loss Payable Clause;

          (s) Officers' Solvency Certificate in the form of Exhibit C hereto from Borrower's chief executive officer and chief financial officer;

          (t)  Pay-Off Letters and releases and UCC
     termination statements with respect to existing liens and encumbrances affecting the Collateral;

          (u)  Subordination Agreement between Lender and
     Gilson Incorporated in form and substance satisfactory to Lender; and

          (v)  Such additional materials as Lender may
     reasonably request.

     12.5 Absence of Material Adverse Change. As of the date hereof, since March 1, 1997, there shall have been (i) no material adverse change in the business, financial or other condition of Borrower or its Subsidiaries or in the Collateral or in the prospects or projections of Borrower and its Subsidiaries,
(H) no material increase in the Indebtedness of Borrower or any Subsidiary, whether or not disclosed or required to be reserved against on any pro bono balance sheet, and (iii) no material decrease in the assets of Borrower or its Subsidiaries nor any distribution by Borrower or either Borrowing Subsidiary either by dividends or otherwise, except such distributions as would be permitted by paragraph 10.2 hereof. As of the date hereof, no litigation against Borrower or its Subsidiaries shall have been commenced or threatened which, if successful, would be materially adverse to Borrower and its Subsidiaries or challenge any transaction contemplated by this Agreement, and the financing contemplated by this Agreement would not violate any agreement of Borrower or any of its Subsidiaries or any law, statute, court order, administrative rule or regulation by which Borrower or its Subsidiaries are bound. Borrower and its Subsidiaries shall have paid its Indebtedness in accordance with good business and historical practices.

     12.6 Conditions to the Initial Advance the Term Loan and to the Issuance of the Initial Letter of Credit. It shall be a condition to the Term Loan, the initial Advance and to the issuance of the initial Letter of Credit that the conditions contained in paragraphs 12.1, 12.2, 12.3, 12.4 and 12.5 shall have been fulfilled and that Borrower shall have delivered to Lender a Borrowing Base Certificate (as of the day immediately preceding the day of the requested initial Advance or issuance of the initial Letter of Credit).

     12.7 Conditions to Each Advance and the Issuance of Each Letter of Credit. It shall be a further condition to the funding of each initial Advance and each subsequent Advance after the initial Advance and the issuance of the initial Letter of Credit and each subsequent Letter of Credit after the issuance of the initial Letter of Credit that the following statements shall be true on the date of each such advance or issuance:

          (a) All of the representations and warranties of Borrower and Borrowing Subsidiaries contained herein shall be correct in all material respects on and as of the date of each such Advance and the issuance of each such Letter of Credit as though made on and as of such date, except (i) to the extent that any such representation or warranty expressly relates to an earlier date, and (ii) for changes therein permitted or contemplated by this Agreement. All of the representations and warranties of Borrower and Borrowing Subsidiaries contained in any of the Other Agreements shall be correct in all material respects as of the date delivered, except to the extent that any such representation or warranty expressly relates to an earlier date.

          (b) No event shall have occurred and be continuing, or would result from the funding of the Advance or the issuance of such Letter of Credit, which constitutes or would constitute a Default or an Event of Default.

          (c) The sum of the aggregate unpaid principal amount of all Advances plus the outstanding Letter of Credit Obligations, after giving effect to such Advance or the issuance of such Letter of Credit, shall not exceed the lesser of (i) the Borrowing Base or (ii) the Revolving Loan Commitment.

     The acceptance by Borrower and Borrowing Subsidiaries of the proceeds of any Advance shall be deemed to constitute, as of the date of such acceptance, (i) a representation and warranty by Borrower and Borrowing Subsidiaries that the conditions in this paragraph 12.7 have been satisfied, and (ii) a confirmation by Borrower and Borrowing Subsidiaries of the granting and continuance of Lender's Lien pursuant hereto.

     13.  INDEMNIFICATION.  Borrower and each Borrowing

Subsidiary agrees to defend (with counsel reasonably satisfactory to Lender), protect, indemnify and hold harmless (to the fullest extent permitted by law) Lender, each affiliate or subsidiary of Lender, and each of their respective officers, directors, employees, attorneys, agents and attorneys-in-fact (each an "Indemnified Party") from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, expenses and disbursements of any kind or nature (including, without limitation, the disbursements and the reasonable fees of counsel for each Indemnified Party in connection with any investigative, administrative or judicial proceeding, whether or not the Indemnified Party shall be designated a party thereto), which may be imposed on, incurred by, or asserted against, any Indemnified Party (whether direct, indirect or consequential and whether based on any federal, state or local laws or regulations including, without limitation, securities, environmental and commercial laws and regulations, under common law or in equity, or based on contract or otherwise) in any manner relating to or arising out of the execution, delivery, enforcement, performance and administration of this Agreement or any Other Agreement, or any act, event, transaction or omission, related or attendant thereto, the making and the management of the Loans or any Letters of Credit or the use or intended use of the proceeds of the Loans or any Letters of Credit and with respect to any investigation, litigation or proceeding related to this Agreement or the Other Documents; provided, however, that Borrower shall not have any obligation hereunder to any Indemnified Party with respect to matters caused by or resulting from the willful misconduct or gross negligence of such Indemnified Party. To the extent that the undertaking to indemnify set forth in the preceding sentence may be unenforceable because it is violative of any law or public policy, Borrower and each Borrowing Subsidiary shall satisfy such undertaking to the maximum extent permitted by applicable law. Any liability, obligation, loss, damage, penalty, cost or expense covered by this indemnity shall be paid to each Indemnified Party on demand, and, failing prompt payment, shall, together with interest thereon at the highest rate then applicable to Advances hereunder from the date incurred by each Indemnified Party until paid by Borrower and Borrowing Subsidiaries, be added to the Obligations of Borrower and Borrowing Subsidiaries and be secured by the Collateral. The provisions of this paragraph 13 shall survive the satisfaction and payment of the Obligations and the termination of this Agreement.

     14.  MISCELLANEOUS.

     14.1 Modification of Agreement: Sale of Interest. This Agreement and the Other Agreements may not be modified, altered or amended, except by an agreement in writing signed by Borrower, Borrowing Subsidiaries and Lender. Borrower and Borrowing Subsidiaries may not sell, assign or transfer this Agreement, or the Other Agreements or any portion thereof, including, without limitation, their rights, title, interests, remedies, powers, and/or duties hereunder or thereunder. Borrower and each Borrowing Subsidiary hereby consents to Lender's participation, sale, assignment, transfer or other disposition, at any time or times hereafter, of this Agreement, or the Other Agreements, or of any portion hereof or thereof, including, without limitation, Lender's rights, title, interests, remedies, powers, and/or duties hereunder or thereunder.

     14.2 Expenses (Including Attorneys' Fees). Borrower and each Borrowing Subsidiary shall reimburse Lender on demand for all of its expenses (including, but not limited to, reasonable attorneys' fees) of, or incidental to:

          (a)  The preparation of this Agreement, all Other
     Agreements, any amendment of or modification of this Agreement or the Other Agreements;

          (b) Any litigation, contest, dispute, suit, proceeding or action (whether instituted by Lender, Borrower, a Borrowing Subsidiary or any other Person) in any way relating to the Collateral, this Agreement, the Other
     Agreements or Borrower's or a Borrowing Subsidiary's affairs;

          (c) Any Default or Event of Default or advice or any action in connection with any Default or Event of Default, or any attempt to enforce any rights of Lender or any Participant against Borrower, a Borrowing Subsidiary or any other Person which may be obligated to Lender by virtue of this Agreement or the Other Agreements, including, without limitation, the Account Debtors;

          (d) Any attempt to inspect, verify, protect, collect, sell, liquidate or otherwise dispose of the Collateral;
     and/or

          (e)  Examination of Borrower's and Borrowing
     Subsidiaries' books and records and the Collateral, including auditor fees of Six Hundred Dollars ($600) per auditor per day plus expenses.

     Such expenses shall be additional Obligations hereunder secured by the Collateral. Without limiting the generality of the foregoing, such expenses, costs, charges and fees may include paralegal fees, costs and expenses; accountants' fees, costs and expenses; court costs and expenses; photocopying and duplicating expenses; court reporter fees, costs and expenses; long distance telephone charges; air express charges; telegram charges; secretarial over-time charges; and expenses for travel, lodging and food.

     14.3 Waiver by Lender. Lender's failure, at any time or times hereafter, to require strict performance by Borrower or a Borrowing Subsidiary of any provision of this Agreement shall not waive, affect or diminish any right of Lender thereafter to demand strict compliance and performance. Any suspension or waiver by Lender of an Event of Default by Borrower or a Borrowing Subsidiary under this Agreement or the Other Agreements shall not suspend, waive or affect any other Event of Default by Borrower or a Borrowing Subsidiary under this Agreement or the Other Agreements, whether the same is prior or subsequent thereto and whether of the same or of a different type. None of the undertakings, agreements, warranties, covenants and representations of Borrower and Borrowing Subsidiaries contained in this Agreement or the Other Agreements and no Event of Default by Borrower or a Borrowing Subsidiary under this Agreement or the Other Agreements shall be deemed to have been suspended or waived by Lender, unless such suspension or waiver is by an instrument in writing signed by an officer of Lender and directed to Borrower and Borrowing Subsidiaries specifying such suspension or waiver.

     14.4 Severability. Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law. If, however, any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement, unless the ineffectiveness of such provision materially and adversely alters the benefits accruing to either party hereunder.

     14.5 Parties. This Agreement and the Other Agreements shall be binding upon and inure to the benefit of the successors and assigns of Borrower and each Borrowing Subsidiary and Lender. This provision, however, shall not be deemed to modify paragraph
14.1 hereof.

     14.6  Joint and Several Liability; Rights of Contribution.

          (a) Borrower and each Borrowing Subsidiary states and acknowledges that: (i) pursuant to this Agreement, Borrower and each Borrowing Subsidiary desire to utilize their borrowing potential on a consolidated basis to the same extent possible if they were merged into a single corporate entity; (ii) it has determined that it will benefit specifically and materially from the advances of credit contemplated by this Agreement; (iii) it is both a condition precedent to the obligations of Lender hereunder and a desire of Borrower and each Borrowing Subsidiary that each

     Borrower and Borrowing Subsidiary execute and deliver to Lender this Agreement; and (iv) Borrower and each Borrowing Subsidiary have requested and bargained for the structure and terms of security for the advances contemplated by this Agreement.

          (b) Borrower and each Borrowing Subsidiary hereby irrevocably and unconditionally: (i) agree that it is jointly and severally liable to Lender for the full and prompt payment of all the Obligations and the full and prompt performance of all obligations of Borrower or any Borrowing Subsidiary under this Agreement or any Other Agreement, notwithstanding anything herein or in any Other Agreement specifying that a particular party is responsible for a given payment or performance; (ii) agrees to fully and promptly perform all of its obligations hereunder with respect to each advance of credit hereunder as if such advance had been made directly to it; and (iii) agrees as a primary obligation to indemnify Lender on demand for and against any loss incurred by Lender as a result of any of the obligations of the Borrower or any Borrowing Subsidiary being or becoming void, voidable, unenforceable or ineffective for any reason whatsoever, whether or not known to Lender or any Person, the amount of such loss being the amount which Lender would otherwise have been entitled to recover from Borrower or any Borrowing Subsidiary.

          (c) Notwithstanding anything herein, it is the desire and intent of each of the parties hereto that this Agreement shall be enforced against Borrower and each Borrowing Subsidiary to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. If, however, and to the extent that, the obligations of Borrower or a Borrowing Subsidiary under this Agreement shall be adjudicated to be invalid or unenforceable for any reason (including, without limitation, because of any applicable state or federal law relating to fraudulent conveyances or transfers), then the amount of the Obligations of such Borrower or Borrowing Subsidiary shall be deemed to be reduced and such Borrower or Borrowing Subsidiary shall pay the maximum amount of the Obligations which would be permissible under applicable law.

     14.7 Conflict of Terms. The Other Agreements and all Schedules and Exhibits hereto are incorporated in this Agreement by this reference thereto. Except as otherwise provided in this Agreement and except as otherwise provided in the Other Agreements by specific reference to the applicable provision of this Agreement, if any provision contained in this Agreement is in conflict with, or inconsistent with, any provision in the Other Agreements, the provision contained in this Agreement shall govern and control.

     14.8  Waivers by Borrower and Borrowing Subsidiaries.
Except as otherwise provided for in this Agreement, Borrower and each Borrowing Subsidiary waives (i) presentment, demand and protest and notice of presentment, protest, default, non-payment, maturity, release, compromise, settlement, extension or renewal of any or all commercial paper, accounts, contract rights, documents, instruments, chattel paper and guaranties at any time held by Lender on which Borrower or a Borrowing Subsidiary may in any way be liable and hereby ratifies and confirms whatever Lender may do in this regard; (ii) all rights to notice of a hearing prior to Lender's taking possession or control of, or to Lender's replevy, attachment or levy upon, the Collateral or any bond or security which might be required by any court prior to allowing Lender to exercise any of Lender's remedies; and (iii) the benefit of all valuation, appraisement and exemption laws. Borrower and each Borrowing Subsidiary acknowledges that it has been advised by counsel with respect to this Agreement and the transactions evidenced by this Agreement.

     14.9 Remedies. Lender's rights and remedies under this Agreement shall be cumulative and nonexclusive of any other rights and remedies which Lender may have under any other agreement, including without limitation, the Other Agreements, by operation of law or otherwise. Recourse to the Collateral shall not be required.

     14.10  Power of Attorney.  Borrower and each Borrowing

Subsidiary acknowledges and agrees that its appointment of Lender as its attorney and agent-in-fact for the purposes specified in this Agreement is an appointment coupled with an interest and shall be irrevocable until all of the Obligations are paid in full and this Agreement is terminated.

     14.11 MUTUAL WAIVER OF JURY TRIAL. BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE STATE AND FEDERAL LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY OF THE OTHER AGREEMENTS.

     14.12 GOVERNING LAW. EXCEPT AS OTHERWISE EXPRESSLY PROVIDED IN ANY OF THE OTHER AGREEMENTS, IN ALL RESPECTS, INCLUDING ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS AGREEMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES THEREOF REGARDING CONFLICT OF LAWS, AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA. LENDER AND BORROWER AND EACH BORROWING SUBSIDIARY AGREE TO SUBMIT TO PERSONAL JURISDICTION AND TO WAIVE ANY OBJECTION AS TO VENUE IN COOK COUNTY, ILLINOIS OR NEW YORK COUNTY, NEW YORK. SERVICE OF PROCESS ON BORROWER OR A BORROWING SUBSIDIARY OR LENDER IN ANY ACTION ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE OTHER AGREEMENTS SHALL BE EFFECTIVE IF MAILED TO SUCH PARTY AT THE ADDRESS LISTED IN SECTION 14.13 HEREOF. BORROWER AND EACH BORROWING SUBSIDIARY HEREBY IRREVOCABLY APPOINTS CT CORPORATION SYSTEM AS ITS AGENT FOR THE PURPOSE OF ACCEPTING THE SERVICE OF ANY PROCESS WITHIN THE STATE OF NEW YORK. BORROWER, EACH BORROWING SUBSIDIARY AND LENDER AGREE THAT NOTHING HEREIN SHALL PRECLUDE LENDER OR BORROWER OR BORROWING SUBSIDIARY FROM BRINGING SUIT OR TAKING OTHER LEGAL ACTION IN ANY OTHER JURISDICTION.

     14.13 Notice. Except as otherwise provided herein, any notice or demand which, by the provisions hereof, is required or which may be given to or served upon Borrower, a Borrowing Subsidiary or Lender shall be in writing and, if by telecopy, shall be deemed to have been validly served, given or delivered when transmitted and confirmed by telecopy answerback, if by personal delivery, shall be deemed to have been validly served, given or delivered upon actual delivery, if by overnight air courier, shall be deemed to have been validly served, given or delivered one (1) Business Day after delivery to the overnight air courier, and, if mailed, shall be deemed to have been validly served, given or delivered three (3) Business Days after deposit in the United States mails, as registered or certified mail, with proper postage prepaid and addressed to-the party to be notified, at the following addresses (or such other addressees) as a party may designate for itself by like notice):

          (a)  If to Lender, at

               Jackson National Life Insurance Company
               c/o PPM America, Inc.
               225 West Wacker Drive
               Chicago, Illinois 60603
               Attention:     Mr. Martin Battaglia
               Telecopier No. (312) 634-0908

          (b)  If to Borrower or either Borrowing Subsidiary, at:

               Evans, Inc.
               36 South State Street
               Chicago, Illinois 60603
               Attention: President
               Telecopier No. (312) 855-3138
          with a copy to:

               Evans, Inc.
               36 South State Street
               Chicago, Illinois 60603
               Attention: Samuel B. Garber, General Counsel
               Telecopier No. (312) 855-3138

     14.14 Section Titles. The section titles contained in this Agreement are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     14.15 Entire Agreement. This Agreement and the Other Agreements set forth the entire agreement of the parties hereto with respect to the matters addressed herein and therein, and this Agreement and the Other Agreements supersede all prior written or oral agreements, documents or instruments respecting such matters.

     IN WITNESS WHEREOF, this Agreement has been duly executed as of the day and year specified at the beginning hereof.

                                   JACKSON NATIONAL LIFE
                                   INSURANCE COMPANY

                                   By:  PPM Finance, Inc.,
                                        Attorney-in-Fact



                                   By:  Jeffrey J. Podwicka



                                   EVANS, INC.



                                   By:  William E. Koziel



                                   KOSLOW'S, INC.



                                   By:  William E. Koziel



                                   EVANS-ROSENDORF OF MARYLAND,
                                   INC.



                                   By:  William E. Koziel

                        LIST OF EXHIBITS



 Exhibit A-1   Form of Note for Revolving Loan


 Exhibit A-2   Form of Note for Term Loan


 Exhibit B     Form of Opinion of Samuel Garber,
               Esq.

 Exhibit C     Form of Solvency Opinion from
               Evans, Inc.

                               REVOLVING NOTE

$25,000,000
                                                                 June 16, 1997
                                                             Chicago, Illinois


          FOR VALUE RECEIVED, the undersigned, EVANS, INC., a Delaware corporation ("Evans") and its subsidiaries, including KOSLOW'S, INC., a Texas corporation, and EVANS-ROSENDORF OF MARYLAND, INC., a Delaware corporation (collectively, with Evans, the "Borrowers"), hereby jointly and severally and unconditionally promise to pay to the order of JACKSON NATIONAL LIFE INSURANCE COMPANY, a Michigan insurance corporation ("Jackson" or the "Lender"), c/o PPM Finance, Inc. at 225 West Wacker Drive, Suite 1200, Chicago, Illinois 60606, or at such other place as the holder of this Revolving Note may from time to time designate in writing, in lawful money of the United States of America and in immediately available funds, the principal sum of Twenty-five Million and No/100 Dollars ($25,000,000.00), or, if less, the aggregate unpaid principal amount of all Advances made pursuant to the "Credit Agreement" (as hereinafter defined), at such times as are specified in and in accordance with the provisions of the Credit Agreement. This Revolving Note is referred to in and was executed and delivered pursuant to that certain Loan and Security Agreement of even date herewith by and among the Borrowers and Lender (which hereafter modified or amended in accordance with its terms, is referred to as the "Credit Agreement"), to which reference is hereby made for a statement of the terms and conditions under which the Revolving Loan evidenced hereby was made and is to be repaid and for a statement of the Lender's remedies. All terms which are capitalized and used herein (which are not otherwise specifically defined herein) and which are defined in the Credit Agreement shall be used in this Revolving Note as defined in the Credit Agreement. Borrower may pre-pay and re-borrow the Revolving Loan in whole or in part at any time and from time to time, subject to the terms and provisions of the Credit Agreement.

          Each of the Borrowers further unconditionally promises to pay interest on the outstanding unpaid principal amount hereof, as provided in the Credit Agreement from the date hereof until payment in full hereof at the applicable rate specified in subsection 2.4(a) of the Credit Agreement; provided, however, that if the Lender, in its sole discretion, so elects, following the occurrence and during the continuance of an Event of Default, each Borrower promises to pay to Lender interest on the unpaid principal amount hereof at the applicable rate specified in subsection 2.4(a) of the Credit Agreement. Interest shall be calculated on the basis of a three hundred sixty (360) day year for the actual number of days elapsed and shall be payable monthly in arrears as specified in the Credit Agreement.

          This Revolving Note is secured by the Collateral pursuant to the Credit Agreement and the Other Agreements referred to therein, and reference is made thereto for a statement of the terms and conditions of such security.

          The manner of making payment with respect to this Revolving Note and the credit therefor shall be governed by the Credit Agreement and the Other Agreements. In no contingency or event whatsoever shall interest charged hereunder, however such interest may be characterized or computed, exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event of any such determination, the provisions of subsection 2.4(b) of the Credit Agreement shall govern.

          This Revolving Note is subject to certain mandatory and optional prepayments prior to its express maturity date, in the events, on the terms and conditions and in the amounts set forth in the Credit Agreement.

          Principal payments and prepayments made hereunder shall be applied in accordance with the Credit Agreement.

          EACH OF THE BORROWERS AND EACH ENDORSEE, GUARANTOR AND SURETY OF THIS REVOLVING NOTE HEREBY WAIVES PRESENTMENT FOR PAYMENT, PROTEST AND DEMAND, AND NOTICE OF DEMAND, PROTEST, DISHONOR AND NONPAYMENT OF THIS REVOLVING NOTE. EACH OF THE BORROWERS ALSO WAIVES ALL RIGHTS TO NOTICE AND HEARING OF ANY KIND UPON THE OCCURRENCE OF AN EVENT OF DEFAULT PRIOR TO THE EXERCISE BY THE LENDER OF ITS RIGHTS TO REPOSSESS THE COLLATERAL WITHOUT JUDICIAL PROCESS OR TO REPLEVY, ATTACH OR LEVY UPON THE COLLATERAL WITHOUT NOTICE OR HEARING.

          In addition to and not in limitation of the foregoing and the provisions of the Credit Agreement, the undersigned further agrees to pay all costs of collection and other expenses, including reasonable attorneys' fees, court costs and other legal expenses, incurred by the holder of this Revolving Note in endeavoring to collect any amounts payable hereunder which are not paid when due, whether by acceleration or otherwise, if any suit or action is instituted in order to collect this Revolving Note or any part thereof.

          THIS REVOLVING NOTE HAS BEEN DELIVERED AT CHICAGO, ILLINOIS AND SHALL BE GOVERNED BY AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF ILLINOIS, WITHOUT REGARD TO CONFLICTS OF LAW PRINCIPLES.
Whenever possible each provision of this Revolving Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Revolving Note shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Revolving Note. Whenever in this Revolving Note reference is made to the Lender, the Borrowers or Borrower, such reference shall be deemed to include, as applicable, a reference to their respective successors and assigns. The provisions of this Revolving Note shall be binding upon and shall inure to the benefit of such successors and assigns. Each Borrower's successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for such Borrower.

          IN WITNESS WHEREOF, each Borrower has executed this Revolving Note as of the day and year first written above.


                              EVANS, INC.,
                              a Delaware Corporation


                              By:        William E. Koziel
                                 Name:   William E. Koziel
                                 Title:  Vice President


                              KOSLOW'S, INC.,
                              a Texas Corporation


                              By:        William E. Koziel
                                 Name:   William E. Koziel
                                 Title:  Vice President


                              EVANS-ROSENDORF OF MARYLAND, INC.,
                              a Delaware Corporation


                              By:        William E. Koziel
                                 Name:   William E. Koziel
                                 Title:  Vice President

                                 TERM NOTE

$2,000,000
                                                                 June 16, 1997
                                                             Chicago, Illinois


          FOR VALUE RECEIVED, the undersigned, EVANS, INC., a Delaware corporation ("Evans") and its subsidiaries, KOSLOW'S, INC., a Texas corporation, and EVANS-ROSENDORF OF MARYLAND, INC., a Delaware corporation (collectively, with Evans, the "Borrowers"), hereby jointly and severally and unconditionally promise to pay to the order of JACKSON NATIONAL LIFE INSURANCE COMPANY, a Michigan insurance corporation ("Jackson" or the "Lender"), c/o
PPM Finance, Inc. at 225 West Wacker Drive, Suite 1200, Chicago, Illinois 60606, or at such other place as the holder of this Term Note may from time to time designate in writing, in lawful money of the United States of America and in immediately available funds, the principal sum of Two Million and No/100 Dollars ($2,000,000.00), at such times as are specified in and in accordance with provisions of the Credit Agreement (as hereinafter defined). This Term Note is referred to in and was executed and delivered pursuant to that certain Loan and Security Agreement of even date herewith by and among the Borrowers and the Lender, (as hereafter modified or amended in accordance with its terms, the "Credit Agreement"), to which reference is hereby made for a statement of the terms and conditions under which the Term Loan evidenced hereby was made and is to be repaid and for a statement of the Lender's remedies. All terms which are capitalized and used herein (which are not otherwise specifically defined herein) and which are defined in the Credit Agreement shall be used in this Term Note as defined in the Credit
Agreement.

          Each of the Borrowers further unconditionally promises to pay interest on the outstanding unpaid principal amount hereof, as provided in the Credit Agreement from the date hereof until payment in full hereof at the applicable rate specified in subsection 2.4(a) of the Credit Agreement; provided, however, that if the Lender, in its sole discretion, so elects, following the occurrence and during the continuance of an Event of Default, each Borrower promises to pay to Lender interest on the unpaid principal amount hereof at the applicable rate specified in subsection 2.4(a) of the Credit Agreement. Interest shall be calculated on the basis of a three hundred sixty (360) day year for the actual number of days elapsed and shall be payable monthly in arrears as specified in the Credit Agreement.

          This Term Note is secured by the Collateral pursuant to the Credit Agreement and the Other Agreements referred to therein, and reference is made thereto for a statement of the terms and conditions of such security.

          The manner of making payment with respect to this Term Note and the credit therefor shall be governed by the Credit Agreement and the Other Agreements. In no contingency or event whatsoever shall interest charged hereunder, however such interest may be characterized or computed, exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event of any such determination, the provisions of subsection 2.4(b) of the Credit Agreement shall govern.

          This Term Note is subject to certain mandatory and optional prepayments prior to its express maturity date, in the events, on the terms and conditions and in the amounts set forth in the Credit Agreement.

          Principal payments and prepayments made hereunder shall be applied in accordance with the Credit Agreement.

          EACH OF THE BORROWERS AND EACH ENDORSEE, GUARANTOR AND SURETY OF THIS TERM NOTE HEREBY WAIVES PRESENTMENT FOR PAYMENT, PROTEST AND DEMAND, AND (NOTICE OF DEMAND, PROTEST, DISHONOR AND NONPAYMENT OF THIS TERM NOTE. EACH OF THE BORROWERS ALSO WAIVES ALL RIGHTS TO NOTICE AND HEARING OF ANY KIND UPON THE OCCURRENCE OF AN EVENT OF DEFAULT PRIOR TO THE EXERCISE BY THE LENDER OF ITS RIGHTS TO REPOSSESS THE COLLATERAL WITHOUT JUDICIAL PROCESS OR TO REPLEVY, ATTACH OR LEVY UPON THE COLLATERAL WITHOUT NOTICE OR HEARING.

          In addition to and not in limitation of the foregoing and the provisions of the Credit Agreement, the undersigned further agrees to pay all costs of collection and other expenses, including reasonable attorneys' fees, court costs and other legal expenses, incurred by the holder of this Term Note in endeavoring to collect any amounts payable hereunder which are not paid when due, whether by acceleration or otherwise, if any suit or action is instituted in order to collect this Term Note or any part thereof.

          THIS TERM NOTE HAS BEEN DELIVERED AT CHICAGO, ILLINOIS AND SHALL BE GOVERNED BY AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF ILLINOIS, WITHOUT REGARD TO CONFLICTS OF LAW PRINCIPLES. Whenever possible each provision of this Term Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Term Note shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Term Note. Whenever in this Term Note reference is made to the Lender, the Borrowers or Borrower, such reference shall be deemed to Include, as applicable, a reference to their respective successors and assigns. The provisions of this Term Note shall be binding upon and shall inure to the benefit of such successors and assigns. Each Borrower's successors and assigns shall include, without limitation, a receiver, trustee or debtor in possession of or for such Borrower.

          IN WITNESS WHEREOF, each Borrower has executed this Term Note as of the day and year first written above.


                              EVANS, INC.,
                              a Delaware Corporation


                              By:        William E. Koziel
                                 Name:   William E. Koziel
                                 Title:  Vice President


                              KOSLOW'S, INC.,
                              a Texas Corporation


                              By:        William E. Koziel
                                 Name:   William E. Koziel
                                 Title:  Vice President


                              EVANS-ROSENDORF OF MARYLAND, INC.,
                              a Delaware Corporation


                              By:        William E. Koziel
                                 Name:   William E. Koziel
                                 Title:  Vice President

                        REAL ESTATE PURCHASE AGREEMENT

                              TABLE OF CONTENTS

ARTICLE

I.	DEFINITIONS
	1.01	Definitions

II.	PURCHASE AND SALE
	2.01	Purchase and Sale

III.	PURCHASE PRICE
	3.01	Purchase Price

IV.	SURVEY
	4.01	Survey

V.	TITLE AND SEARCHES
	5.01	Title
	5.02	Searches

VI.	POSSESSION, PRORATIONS AND CLOSING COSTS
	6.01	Possession
	6.02	Prorations
	6.03	Closing Costs

VII.	ESCROW
	7.01	Escrow

VIII.	BROKERAGE
	8.01	Brokerage

IX.	DESTRUCTION OR DAMAGE
	9.01	Destruction or Damage

X.	CONDEMNATION
	10.01	Condemnation

XI.	AFFIRMATIVE COVENANTS OF SELLER
	11.01	Affirmative Covenants of Seller

XII.	REPRESENTATIONS AND WARRANTIES OF SELLER
	12.01	Representations and Warranties of Seller

XIII.	REPRESENTATIONS AND WARRANTIES OF PURCHASER
	13.01	Representations and Warranties of Purchaser

XIV.	CONDITIONS PRECEDENT AND TERMINATION
	14.01	General Feasibility and Review
        14.03 Truth of Seller's Representations and Warranties and Performance of Seller's Obligations
	14.04	Performance of Purchase's Obligations

XV.	CLOSING
	15.01	Time and Place
	15.02	Seller's Deliveries
	15.03	Purchaser's Deliveries
	15.04	Concurrent Deliveries
	15.05	Closing Documents; Form, Execution and Substance
	15.06	New York Style Closing
	15.07	Concurrent Transactions

XVI.	INDEMNIFICATION
	16.01	Seller's Indemnity
	16.02	Purchaser's Indemnity

XVII.	SELLER'S LEASES
	17.01	Seller's Leases

XVIII.	ENVIRONMENTAL
	18.01	Environmental

IXX.	ASSIGNMENT
	19.01	Assignment

XX.	DEFAULT
	20.01	Default

XXI.	NOTICES
	21.01	Notices

XXII.	MISCELLANEOUS
	22.01	Entire Agreement, Amendments and Waivers
	22.02	Further Assurances
	22.03	Survival and Benefit
	22.04	No Third Party Benefits
	22.05	Interpretation
	22.06	Public Disclosure

                        REAL ESTATE PURCHASE AGREEMENT

	THIS AGREEMENT is made this 19th day of June, 1997, in Chicago, Illinois, by and between EVANS, INC., ("Seller"), and STATE STREET PARTNERS I LLC, or its nominee
("Purchaser").

                              R E C I T A L S:

	A.	The Seller is the owner of a Real Property Interest
(as hereinafter defined), in the Real Property commonly referred to as, 36 South State Street, Chicago, Illinois and the owner of the Personal Property, Contracts and Licenses
(as such terms are hereinafter defined and, together with the Real Property, collectively referred to herein as the "Property").

	B.	Seller desires to sell, and Purchaser desires to
purchase, the Real Property Interest and Personal Property upon and subject to the terms and conditions hereinafter set forth.

                             A G R E E M E N T S

	NOW, THEREFORE, in consideration of the foregoing premises and the respective representations, warranties, agreements, covenants and conditions herein contained, and other good and valuable consideration, Seller and Purchaser agree as follows:

                                 ARTICLE I
                                DEFINITIONS

	1.01	Definitions.  When used herein, the following terms
shall have the respective meanings set forth opposite each such term:

	Agreement:  This Purchase Agreement.

	Closing Date: August 2, 1997, or a date prior by agreement of the parties hereto, or, in accordance with the provisions of Section 18.01 of this Agreement, on or before September 1, 1997.

	Contracts: All written or oral: (i) service, maintenance, operating, repair and other contracts and commitments (excluding the recorded documents evidencing the Permitted Title Exceptions) in any way relating to the Property or any part thereof which shall survive the closing hereunder; and (ii) guaranties and warranties in effect with respect to the Property or any portion thereof which shall survive the closing hereunder.

	Deed: That certain recordable Warranty Deed to be delivered by Seller to Purchaser at the closing conveying all improvements constructed upon the Property to Purchaser
(or its designee).

Deposit: The sum of $100,000.00 which shall be deposited by Purchaser in an escrow account at Chicago Title and Trust or, at Purchaser's option, an Irrevocable Letter of Credit for $100,000.00 as earnest money at the time of the contract execution and at such time, all earnest monies deposited shall be non-refundable to Purchaser except as provided in Section 18.01 of this Agreement.

	Environmental Laws:  As defined in Section 11.01.

	Environmental Study:  As defined in Section 11.01.

	Hazardous Materials:  As defined in Section 12.01.

	Legal Requirements: All laws, statutes, codes, acts, ordinances, orders, judgments, decrees, injunctions, rules, regulations, permits, licenses, authorizations, directions and requirements of all governments and governmental authorities having jurisdiction of the Property (including, for purposes hereof any local Board of Fire Underwriters), and the operation thereof.

	Licenses: All licenses, franchises, certifications, authorizations, approvals and permits issued or approved by any governmental authority and relating to the operation, ownership and maintenance of the Property or any part thereof including elevator permits, machinery permits, ingress and egress permits and the like.

	Permitted Title Exceptions: The covenants, conditions and restrictions of record; private, public and utility easements; rights-of-way or drainage ditches, feeders and laterals; railroad rights-of-way, spurs and spur track agreements; rights of the public, the State of Illinois and the municipality in and to those parts of the Property falling within roads and highways; leases, reservations and conveyances of oil, gas and mineral rights; zoning and other municipal ordinances; drainage and utility district charges and assessments; general real estate taxes; special taxes and assessments for improvements not yet completed; and installments not due at the date hereof of special taxes and assessments for improvements heretofore completed; acts of Purchaser; rights of persons claiming by, through or under Purchaser; and any other matters which Purchaser shall approve in writing.

	Personal Property: All machinery, equipment, fixtures, furnishings, and other tangible personal property situated in or upon or used in connection with the operation or maintenance of the Property or any party thereof and all replacements, additions or accessories thereto between the date hereof and the Closing Date.

	Real Property: A parcel of land to be determined by survey, but not less than 11,000 square feet, the legal description of which shall be defined by current surveys to be furnished by the Seller and certified to Purchaser, its lender(s) and title insurance company.

Real Property Interest: Lessee's interest under that certain Lease dated December 13, 1900 by and between the Board of Education, City of Chicago, as lessor, and Louis M.
Strumer, Benjamin J. Rosenthal and Louis Eckstein, as lessees ("Ground Lease"), the lessees' interest thereunder having heretofore been assigned to Seller.

	Property:  Collectively, the Real Property, the Personal
Property, the Contracts and the Licenses and the Real
Property Interest.

	Purchase Price: The consideration payable by Purchaser to Seller for the Property and all other covenants and warranties contained herein, as provided in Section 3.01.

	Survey: Current ALTA/ACSM survey of the Real Property prepared by a surveyor licensed by the State of Illinois and certified to the Purchaser, the Title Insurer and such other parties as Purchaser shall designate to be prepared in accordance with the standards for Land Title Surveys of the American Land title Associations and the American Congress on Surveying and Mapping Class A survey, setting forth the legal description and street address of the Real Property and showing thereon all buildings and other improvements (including fences), the number of stories in such buildings, easements (visible or recorded), building lines, curb cuts, party walls (if any), parking, sewage, water, electricity, gas and other utility facilities (together with recording information concerning the documents creating any such easements and building lines), roads and other rights-of-way and means of physical and record ingress and egress to and from the Real Property by public roads (including the dimensions of abutting streets) and the net (after deduction of land dedicated or used or subject to easements for roads, highways, fire lanes, utilities, storm drains or any other public purpose) and gross area of the land included in the Real Property, and spotting improvements on adjoining property which are within five (5) feet of the property lines of the Real Property. The survey shall also reflect thereon that the Real Property is not located in a flood zone.

	Title Commitment: A title commitment for an Owner's Title Insurance Policy issued by the Chicago Title Insurance
Company in the full amount of the Purchaser Price, covering title to the Real Property on or after the date hereof showing status of title to the property , subject only to the Permitted Title Exceptions, and other exceptions pertaining to liens or encumbrances of a definite or ascertainable amount (which in the aggregate do not exceed that portion of the Purchase Price payable to Seller on the Closing Date) which may be removed by the payment of money at closing and over all general title exceptions contained in such policies and the following special endorsements:
Zoning Endorsement 3.1 (including parking); access endorsement; location endorsement and such other endorsements reasonably required by Purchaser. Provided, Seller shall pay for all such endorsements only to the extent said endorsements do not exceed one thousand dollars
($1,000.00), above and beyond which amount Purchaser shall be responsible for payment.

	Title Insurer:  Chicago Title Insurance Company.

                                 ARTICLE II
                             PURCHASE AND SALE

	2.01	Purchase and Sale:  Subject to the conditions and on
the terms contained in this Agreement:

		(a)	Purchaser agrees to purchase and acquire from
Seller, and Seller agrees to sell and transfer to Purchaser, the Real Property Interest by assignment.

		(b)	Purchaser agrees to purchase and acquire from
Seller, and Seller agrees to sell, convey and transfer all the improvements constructed upon the Property by special warranty deed.

		(c)	Purchaser agrees to purchase and acquire from
Seller, and Seller agrees to sell, convey and transfer to Purchaser all fixtures and Personal Property located on, or used in connection with, the operation and maintenance of the Property whether owned or leased by Seller, by good and sufficient bill of sale containing all warranties of title fee and clear of liens, claims, encumbrances and restrictions of every kind and description except the Permitted Title Exceptions to the extent applicable thereto.
The aforesaid shall specifically exclude Seller's trade fixtures that are used in the ordinary course of Seller's retail business.

		(d)	Purchaser agrees to purchase and acquire from
Seller, and Seller agrees to sell, assign and convey to Purchaser Seller's rights under any other Contracts or Leases which are acceptable to Purchaser affecting the Property.

                                 ARTICLE III
                               PURCHASE PRICE

	3.01	Purchase Price.  The Purchase Price of the Property
shall be Five Million and 00/100 Dollars ($5,000,000.00) payable as hereinafter provided. Purchaser agrees to pay to Seller and Seller agrees to accept payment of the Purchase
Price as follows:

		(a)	The Deposit (and any interest thereon) shall be
applied against the cash portion of the Purchase Price at closing.

		(b)	Purchaser shall pay to Seller at closing Five
Million and 00/00 Dollars ($5,000,000.00), in cash subject to credits, prorations, and or adjustments of rent, utilities, real estate taxes and assessments as of the closing date.

                                 ARTICLE IV
                                   SURVEY

	4.01	Survey.  No later than three (3) business days prior
to the Closing Date Seller shall deliver the Survey to Purchaser and Purchaser's counsel, at Seller's sole cost and expense. The Survey shall show no encroachments onto the Real Property from any adjacent property, no encroachments by or from the Real Property onto any adjacent property and no violation of or encroachments upon any recorded building lines, restrictions or easements affecting the Real
Property. If the Survey is dated more than thirty (30) days prior to the Closing Date, Seller should furnish at closing a certificate of the surveyor to Purchaser, the Title
Insurer and such other parties as Purchaser shall designate dated within ninety (90) days prior to closing certifying that there have been no changes or additions to the Property since the date of the Survey. If the Survey discloses any such encroachment or violation or any exceptions to title or matters indicating possible rights of third parties other than the Permitted Title Exceptions, Seller shall have ten
(10) days from the date of delivery thereof to have the Title Insurer issue its endorsement insuring against damage caused by such encroachments, violations or unpermitted exceptions, and provide evidence thereof to Purchaser, and if Seller fails to have the same insured against, within said 10-day period, Purchaser may elect, on or before the Closing Date, to (i) terminate this Agreement, or (ii) accept the Real Property subject to such encroachments, violations and unpermitted exceptions.

                                 ARTICLE V
                            TITLE AND SEARCHES

	5.01	Title.  No later than fifteen (15) days following
the date of Seller's acceptance of this Agreement, Seller shall deliver the Title Commitment to Purchaser, at Seller's sole cost and expense. If the Title Commitment discloses exceptions to title other than the Permitted Title
Exceptions and liens or encumbrances of a definite or ascertainable amount which can be removed by the payment of money at the time of closing in an amount not in excess of the amount to be paid in cash hereunder by Purchaser on the Closing Date, which Seller may so remove on the Closing Date by using the funds to be paid on delivery of the Deed, Seller shall have thirty (30) days from the date thereof to have such exceptions removed from the Title Commitment and provide evidence thereof to Purchaser, and if Seller fails to have such exceptions removed, Purchaser may elect, on or before the Closing Date, to (i) terminate this Agreement, or
(ii) accept title subject to such unpermitted exceptions with the further right to deduct from the Purchase Price amounts secured by or constituting unpermitted liens or encumbrances of a definite or ascertainable amount, and/or cause the Title Insurer to issue its endorsement insuring against damage caused by such exceptions and deduct from the Purchase Price the cost of the premiums and security provided for said endorsement, as the case may be.
Purchaser's exercise of the foregoing rights shall not be deemed a waiver or release of any of its remedies, at law or in equity or pursuant to this Agreement, for default if said exceptions to title were caused or suffered by or through Seller or any party claiming by, through or under Seller.
On the Closing Date, Seller shall cause the Title Insurer to issue an owner's title insurance policy or prepaid commitment thereby pursuant to and in accordance with the Title Commitment insuring leasehold title to the Real
Property in the Purchaser as of the Closing Date, subject only to the Permitted Title Exceptions and such other exceptions as Purchaser may approve pursuant to clause (ii) above.

	5.02	Searches.  No later than five (5) business days
prior to the Closing Date, Seller shall furnish to Purchaser, at Seller's sole cost and expense, searches of the records of the Recorder of Deeds of Cook County, Illinois, and the Secretary of State of Illinois confirming the absence of security interests, judgments, and tax liens which affect or could affect the Property or any interest therein to be transferred to Purchaser pursuant to this Agreement (other than Permitted Title Exceptions). If said searches disclose the existence of any security interests, judgments or tax liens which affect or could affect Seller's interest in the Property (other than Permitted Title Exceptions), Seller shall have thirty (30) days from the date thereof to secure the release, satisfaction or termination (as appropriate) Purchaser may elect, upon notice to Seller on or before the Closing Date to (i) terminate this Agreement, or (ii) accept title subject to such unpermitted exceptions with the further right to deduct from the Purchase Price amounts secured by or constituting any such security interests, judgments and tax liens (other than Permitted Title Exceptions) of a definite or ascertainable amount. Purchaser's exercise of the foregoing rights shall not be deemed a waiver or release of any of its remedies, at law or in equity or pursuant to this Agreement, for default if said security interests, judgments or tax liens were caused or suffered by or through Seller or any party claiming by, through or under Seller.

                                 ARTICLE VI
                   POSSESSION, PRORATIONS AND CLOSING COSTS

	6.01	Possession.  Sole and exclusive possession of the
Property shall be delivered to Purchaser on the Closing
Date.

6.02	Prorations.  General and specific real estate and
other ad valorem taxes and assessments and other state or city taxes, fees, charges and assessments affecting the Property; utility charges and deposits; fuels; and all other items of accrued or prepaid income and expenses customarily prorated on the transfer of office properties in the Chicago, Illinois area shall be prorated at 105% on the basis of the most recent ascertainable amount of or other reliable information in respect to each such item of income and expense, and the net credit to Purchaser or Seller shall be paid in cash or as a credit against that portion of the Purchase Price payable on the Closing Date. Purchaser shall assume and timely discharge all obligations with respect to accrued expenses and prepaid income for which it receives proration credit. Notwithstanding the foregoing, if at any time within six (6) months following the Closing Date, either party discovers any items which should have been included in the Closing Statements but were omitted therefrom, then such items shall be adjusted in the same manner as if their existence had been known at the time of the preparation of the Closing Statements.

	6.03	Closing Costs.  Seller shall pay all charges
customarily attributable to sellers, including, without limitation, all title charges and premiums, survey charges and fees for the searches required by Section 5.02, all state and county transfer taxes in connection with the transaction contemplated hereby. Purchaser shall pay all charges customarily attributable to purchasers, including, without limitation, all recordation, title insurance and money lender's escrow charges incurred in connection with any mortgage loans obtained by Purchaser. Any municipal transfer tax shall be paid by the Purchaser. The parties shall each be solely responsible for their respective professional advisers.

                                 ARTICLE VII
                                   ESCROW

	7.01	Escrow.  Prior to the closing, the parties, through
their respective attorneys, shall establish an escrow with the Title Insurer through which the transaction contemplated hereby shall be closed. The aforementioned Deposit shall be placed in said escrow within two (2) business days of execution hereof by both parties. The parties shall direct the Title Insurer to invest any cash portion of the Deposit in accounts or securities permitted by Title Insurer at the highest available rate of earnings, which earnings (all references in this Agreement to earnings shall be net of any investment charges, which shall be borne by Purchaser) shall be applied on account of the cash portion of the Purchase
Price at closing. The escrow instructions shall be in the form customarily used by the Title Insurer with such special provision added thereto as may be required to conform to the provisions of this Agreement, including provisions with respect to a related money lender's escrow from which all or part of the cash portion of the Purchase Price may be paid.
Said escrow shall be auxiliary to this Agreement, and this Agreement shall not be merged into nor in any manner superseded by said escrow. The escrow costs and fees shall be equally divided between Purchaser and Seller. The Title
Insurer shall file, unless otherwise directed by Purchaser, with the Internal Revenue Service the information return
(Form 1099B) required by Section 6045(e) of the Internal
Revenue Code and any regulations issued pursuant thereto.
Seller shall be responsible to give to the Title Insurer such information of the Seller that the Title Insurer needs in order to complete such form.

                                 ARTICLE VIII
                                  BROKERAGE

	8.01	Brokerage.  Seller hereby represents and warrants to
Purchaser that Seller has not dealt with any broker or finder in respect to the transaction contemplated hereby except for Julien J. Studley, Inc., whose commission shall be paid by Seller in the amount of 2.5% of the total purchase price; and Seller hereby agrees to indemnify
Purchaser for any claim for brokerage commission or finder's fee asserted by any other person, firm or corporation claiming to have been engaged by Seller. Purchaser hereby represents and warrants to Seller that Purchaser has not dealt with any broker or finder in respect to the transaction contemplated hereby except for Julien J.
Studley, Inc., and Purchaser hereby agrees to indemnify
Seller for any claim for brokerage commission or finder's fee asserted by a person, firm or corporation other than Julien J. Studley, Inc., claiming to have been engaged by Purchaser.

                                 ARTICLE IX
                            DESTRUCTION OR DAMAGE

	9.01	Destruction or Damage.  If subsequent to the date
hereof and prior to the Closing Date, all or any portion which will cost more than one million dollars
($1,000,000.00) to repair or restore (in the judgment of Purchaser or its lenders, if any) of the Property shall be destroyed or damaged by one or more incidents of vandalism, fire and/or other casualty, whether or not covered by insurance, Seller shall immediately give Purchaser notice of such occurrence, and Purchaser may, within fifteen (15) days after receipt of such notice, elect to (a) terminate this

Agreement, or (b) close the transaction contemplated hereby as scheduled (except that if the Closing Date is less than fifteen (15) days following Purchaser's receipt of such notice, closing shall be delayed until Purchaser makes such election), in which event Purchaser shall have the right to participate in the adjustment and settlement of any insurance claim relating to said damage, and Seller shall assign and/or pay to Purchaser at closing all insurance proceeds (and other related choses in action, if any) collected or claimed with respect to said loss or damage plus any deductible or self-insured amount.

                                 ARTICLE X
                                CONDEMNATION

	10.01	Condemnation.  If subsequent to the date hereof and
prior to the Closing Date, any proceeding, judicial, administrative or otherwise, which shall relate to the proposed taking of all or any substantial portion of the Property by condemnation or eminent domain or any action in the nature of eminent domain, or the taking or closing of any right of access to the Property, is instituted or commenced, Purchaser shall have the right and option to terminate this Agreement by giving Seller written notice to such effect within ten (10) days after actual receipt of written notification of any such occurrence or occurrences.
Failure to give such notice within such time shall be conclusive evidence that Purchaser has waived the option to terminate by reason of the occurrence or occurrences of which it has received notice, and Purchaser shall be credited with or be assigned all Seller's right to any proceeds therefrom. Seller hereby agrees to furnish
Purchaser written notification in respect to any such proceedings within forty-eight (48) hours of Seller's receipt of any such notification or learning of the institution of such proceedings. If the Closing Date is less than ten (10) days following the last day on which Purchaser is entitled to elect to terminate this Agreement, then the eminent domain shall be "insubstantial" Purchaser shall not have the right to terminate this Agreement but shall be credited with or be assigned all Seller's right to any proceeds therefrom. An "insubstantial" proceeding shall be one which (i) does not relate to the taking or closing of any right of access to the Property, (ii) and does not involve more than the equivalent of five hundred thousand dollars ($500,000.00) in value.

                                 ARTICLE XI
                      AFFIRMATIVE COVENANTS OF SELLER

	11.01	Affirmative Covenants of Seller.

		(a)	Seller, at Seller's sole cost and expense, shall
maintain or cause to be maintained the Property free from waste and neglect and in as good order and repair as of the date hereof and shall keep and perform or cause to be performed all obligations of the Property owner or its agents under the Contracts and Licenses and under the Legal

Requirements, and all obligations of the holder of any mortgage to and including the Closing Date or termination of this Agreement. Subject to closing and Sections 9.01 and
10.01 hereof on the Closing Date, Seller shall tender possession of the Property to Purchaser in the same condition the Property was in when last inspected by Purchaser, except for ordinary wear and tear and casualty loss and condemnation (provided Purchaser shall not have elected to terminate this Agreement pursuant to Sections
9.01 or 10.01 as a result of such casualty loss or condemnation).

		(b)	From the date of Seller's acceptance hereof to the
Closing Date, Seller shall maintain or cause to be maintained in full force and effect liability, casualty and other insurance upon and with respect to the Property against such hazards and in such amounts as shall be currently retained by Seller.

		(c)	From the date of Seller's acceptance hereof to the
Closing Date or earlier termination of this Agreement, Seller shall operate and maintain the Property in the same manner as it has been operated and maintained heretofore, provided that during said period, without the prior written consent of Purchaser or by oral agreement between Michael
Lynch and Samuel Garber, Seller shall not do, suffer or permit, or agree to do, any of the following:

			(i)	Enter into any other transaction with respect
to or affecting the Property;

			(ii)	Sell, encumber or grant any interest in the
Property or any part thereof in any form or manner whatsoever, or otherwise perform or permit any act which will diminish or otherwise affect Purchaser's interest under this Agreement or in or to the Property or which will prevent Seller's full performance of its obligations hereunder;

			(iii)	Enter into, amend, waive any rights under,
terminate or extend any Contract;

			(iv)	Intentionally omitted.

			(v)	Remove from the Property any of the fixtures
thereon or any of the Personal Property.

		(d)	From the date of Seller's acceptance hereof to the
Closing Date, Seller shall permit, during reasonable business hours, representatives, agents, employees, lenders, contractors, appraisers, architects and engineers designated by Purchaser access to and entry upon the Real Property and the improvements thereon to examine, inspect, measure and test the Property.

		(e)	Seller, to the best of his ability, shall deliver
to Purchaser not later than fifteen (15) days following
Seller's acceptance of this Agreement true, correct and complete copies of the following documents which Seller is in possession of;

			(i)	All Licenses and Contracts, including all
amendments and modifications of any of the foregoing;

			(ii)	All documents evidencing the title exceptions
referenced or to be referenced on the Title Commitment;

			(iii)	Copies of any building and use restrictions or
declarations of easements, covenants and restrictions applicable to any portion of the Property;

			(iv)	Copies of all security agreements, real estate
leasing, service contracts or operating agreements which relate to the use, occupancy, operation and management of the Property;

			(v)	A complete schedule of personal property located
in or used in connection with the Property;

			(vi) To-be-built or as-built plans and specifications for the improvements on the Property including the plans and specifications for and a complete description of all existing renovations to the Property, if available;

			(vii)	To-be-built or as-built drawings of underground
utilities, if any, (including gas, sewer, water, telephone and electrical service cables) located under or upon the Property, if available;

			(viii)	Copies of all existing licenses, permits or
other governmental or administrative authorizations issued or required to be issued in connection with existing improvements or operations conducted on the Property;

			(ix)	Copies of any and all public or private
utility easements, access agreements, special assessment arrangements, tap-in or connection fee agreements or procedures, and any public financial assistance relating to the Property;

			(x)	Any soil bearing reports, environmental
studies, hydrological studies, engineering studies, percolation tests or data, septic permits, or other permits issued by the Illinois Department of Energy and Natural Resources or other governmental authority in connection with the development of the Property, if available;

                        (xi) Copies of current tax bills as well as the prior three (3) years' tax bills and any documents relating to tax or assessment proceedings, abatements, exemptions, or notices; and

                        (xii) All essential data, correspondence, documents, agreements, waivers, notices, applications and other records with respect to the Property, if any, (including, without limitation, any records relating to transactions with taxing authorities, governmental agencies, utilities, and others with whom Purchaser may be dealing subsequent to closing).

		(f)	Seller shall notify Purchaser promptly if Seller
becomes aware of any transaction or occurrence prior to the Closing Date which would make any of the representations and warranties of Seller contained in Section 12.01 not true in any material respect.

                                 ARTICLE XII
                  REPRESENTATIONS AND WARRANTIES OF SELLER

	12.01	Representations and Warranties of Seller.  To
induce Purchaser to execute, deliver and perform this Agreement, Seller hereby represents and warrants to Purchaser on and as of the date hereof and on and as of the Closing Date as follows:

		(a)	All representations and warranties of Seller
appearing in other Sections of this Agreement are true and correct.

		(b)	Seller has all capacity, right, power and authority
to execute, deliver and perform this Agreement and all documents to be executed by Seller pursuant hereto, and all required action and approvals therefor have been duly taken and obtained. The individuals signing this Agreement and all other documents executed or to be executed pursuant hereto on behalf of Seller are and shall be duly authorized to sign the same on Seller's behalf and to bind Seller thereto. This Agreement and all documents to be executed pursuant hereto by Seller are and shall be binding upon and enforceable against Seller in accordance with their respective terms, and the transaction contemplated hereby will not result in a breach of or constitute a default or permit acceleration of maturity under any mortgage, deed of trust, loan agreement or other agreement to which Seller or the Property is subject or by which Seller or the Property is bound.

		(c)	The information included in the documents to be
delivered to Purchaser pursuant to Section 11.01(e) shall be true, correct and complete in all material respects, and the same shall not omit any material information required to make the submission thereof fair and complete.

		(d)	There are no defaults under any of the Contracts
associated with the Property, all of the Contracts are in good standing and in full force and effect. Seller shall identify any non-terminable contracts within fifteen (15) days of execution hereof. Seller represents and warrants that all other Contracts are terminable, without cost to the Purchaser, on or before the Closing Date.

		(e)	Each of the licenses in effect concerning the
Property is in full force and effect and in good standing, and neither Seller nor any agent or employee of Seller has received notice of any intention on the part of the issuing authority to cancel, suspend or modify any of the Licenses or to take any action or institute any proceedings to effect such a cancellation, suspension or modification. The disclosed Licenses shall comprise all licenses, franchises, certifications, authorizations, approvals and permits required by any governmental or quasi-governmental authority for the use and operation of the Property as the same was used and operated by Seller, and the Property was operated and occupied by Seller in compliance with each of the Licenses. The Purchaser shall be entitled to the use and benefit of all Licenses upon further action by the parties.

		(f)	The information to be furnished by Seller on which
the computation of prorations is based shall be true, correct and complete in all respects.

		(g)	Seller holds the Real Property Interest free and
clear of liens, encumbrances, options and restrictions of every kind and description, except the Permitted Title
Exceptions.

		(h)	Seller has good and marketable title to the
Personal Property and each item thereof free and clear of liens, security interests, encumbrances, leases and restrictions of every kind and description, except the Permitted Title Exceptions.

		(i)	The interest of Seller in the contracts and
Licenses is free and clear of all encumbrances and has not been assigned to any other person, except as reflected in the Permitted Title Exceptions.

		(j)	Prior to and at the time of closing, the
improvements on the Real Property are structurally sound and said improvements are in good condition and working order.
This warranty shall not survive closing.

		(k)	 To the best of Seller's knowledge, there are no
claims, causes of action or other litigation or proceedings pending or threatened with respect to the ownership or operation of the Property or any part thereof (including disputes with the holder of the Mortgage or any other mortgagees, governmental authorities, utilities, contractors or adjoining land owners) except possible claims for workers compensation, personal injury or property damage which are fully insured and as to which the insurer has accepted defense without reservation.

		(l)	Seller has not received any notice of any
violations of any Legal Requirements in respect to the Property which have not been entirely corrected.

		(m)	To the best of Seller's knowledge, there is no
existing, pending, contemplated, threatened or anticipated
(i) condemnation of any part of the Real Property, (ii) widening, change of grade or limitation on use of streets abutting the Real Property, (iii) special tax or assessment to be levied against the Real Property, or (v) change in the tax assessment of the Real Property.

		(n)	To the best of Seller's knowledge, all water,
sewer, gas, electric, telephone and drainage facilities and all other utilities and public or quasi-public improvements upon or adjacent to the Real Property required by law or by the normal operation of the Property are installed, are connected under valid permits, are in good working order, are adequate to service the Property and are fully paid for.

		(o)	To the best of Seller's knowledge, Seller has
obtained all licenses, permits, easements and rights-of-way, including proof of dedication, required from all governmental authorities having jurisdiction over the Property or for private parties to make use of utilities serving the Property and to insure ingress and egress to and from the Property.

		(p)	At all times during Seller's ownership of the
Property and to the best of Seller's knowledge prior to its ownership, (i) no Hazardous Materials (as defined below) have been located on the Property or have been released into the environment, or discharged, placed or disposed of at, on or under the Property other than as noted in the June 3, 1997, Clayton Mittelhauser Phase I Environmental Study; (ii) no underground storage tanks other than the two (2) five thousand (5,000) gallon heating oil tanks, have been located on the Property; (iii) the Property has never been used as a dump for waste material; and (iv) the Property and its prior uses comply with and at all times have complied with, any applicable governmental law, regulation or requirement relating to environmental and occupational health and safety matters and Hazardous Materials.

	The term "Hazardous Materials" shall mean any substance, material, waste, gas or particulate matter which is regulated by any local governmental authority, the State of Illinois, or the United States government, including, but not limited to, any material or substance which is (i) defined as a "hazardous waste, "hazardous material,"
"hazardous substance," "extremely hazardous waste," or "restricted hazardous waste" under any provision of Illinois law, (ii) petroleum, (iii) asbestos, (iv) poly-chlorinated biphenyl, (v) radioactive material, (vi) designated as a hazardous substance pursuant to section 311 of the Clean
Water Act, 33 U.S.C. Sec. 1251 et seq. (33 U.S.C. Sec.
1317), (vii) defined as a "hazardous waste" pursuant to
Section 1004 of the Resource Conservation and Recovery Act,
42 U.S.C. Sec. 6901 et seq. (421 U.S.C. Sec. 6903), or
(viii) defined as a "hazardous substance" pursuant to
Section 101 of the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. Sec. 9601 et seq.
(42 U.S.C. Sec. 9601). The term "Environmental Laws" shall mean all statutes specifically described in the foregoing sentence and all federal, state and local environmental health and safety statutes, ordinances, codes, rules, regulations, orders and decrees regulating, relating to or imposing liability or standards concerning or in connection with Hazardous Materials.

                                 ARTICLE XIII
                 REPRESENTATIONS AND WARRANTIES OF PURCHASER

	13.01	Representations and Warranties of Purchaser.  To
induce Seller to execute, deliver and perform this Agreement, Purchaser hereby represents and warrants to Seller on and as of the date hereof and on and as of the Closing Date as follows:

		(a)	All representations and warranties of Purchaser
appearing in other Sections of this Agreement are true and correct.

		(b)	Purchaser is a limited liability company duly
organized and in good standing under the laws of the State of Illinois and is duly qualified to do business in and in good standing under the laws of the State of Illinois.

		(c)	Purchaser has all capacity, right, power and
authority to execute, deliver and perform this Agreement and all documents to be executed by Purchaser pursuant hereto, and all required action and approvals therefor have been duly taken and obtained. The individuals signing this Agreement and all other documents executed or to be executed pursuant hereto on behalf of Purchaser are and shall be duly authorized to sign the same on Purchaser's behalf and to bind Purchaser thereto. This Agreement and all documents to be executed pursuant hereto by Purchaser are and shall be binding upon and enforceable against Purchaser in accordance with their respective terms.

                                 ARTICLE XIV
                    CONDITIONS PRECEDENT AND TERMINATION

	14.01	General Feasibility and Review.  Intentionally omitted.

                                 ARTICLE XV
                                  CLOSING

	15.01	Time and Place.  The transaction contemplated
hereby shall close on the Closing Date at the offices of the Title Insurer, in Chicago, Illinois, or on such other date, time and place as the parties may mutually agree before August 2, 1997 or, as provided in Section 18.01 of this Agreement, on or before September 1, 1997.

	15.02	Seller's Deliveries.  On the Closing Date, Seller
shall deposit in the escrow the following:

			(i)	The Deed;

                        (ii) Seller's assignment of the Leases, Contracts and Licenses, if any.

			(iii)	Good and sufficient Bill of Sale for fixtures
and Personal Property containing all applicable warranties.

			(iv)	The title and search documents as provided in
Sections 5.01 and 5.02;

			(v)	Original executed counterparts of all Contracts
and Licenses assigned to Purchaser pursuant to Section
15.02(ii) above (or, in Purchaser's sole discretion where originals are unavailable, copies duly certified by Seller as being true, correct and complete copies of the originals);

			(vi)	Intentionally omitted.

                        (vii) An ALTA statement in form required by the Title Insurer;

			(viii)	Evidence satisfactory to Purchaser of
termination of all terminable Contracts and other agreements which Purchaser has elected to terminate by fifteen (15) day written notice to Seller.

                        (ix) An executed Affidavit or a qualifying statement from the U.S. Treasury Department that the transaction is exempt from the withholding tax requirement imposed by
Section 1445A of the Internal Revenue Code and the rules and regulations promulgated thereunder ("Section 1445A"). In the event that Seller fails to deliver either the affidavit or the qualifying statement as aforesaid, Seller agrees that Purchaser may, at closing, deduct and withhold from the proceeds that are due to Seller the amount necessary to comply with the withholding tax requirement imposed by
Section 1445A.  Purchaser shall deposit the amount so
withheld in escrow with the Escrowee pursuant to terms and conditions acceptable to Seller, Purchaser and the Escrowee, but in any event, complying with Section 1445A;

(x)	An original disclosure document as may be required by
the Illinois Responsible Property Transfer Act.

	15.03	Purchaser's Deliveries.  	On the Closing Date,
Purchaser shall deliver the following to Seller:

			(i)	An ALTA statement in form required by the Title
Insurer;

			(ii)	The cash portion of the Purchase Price as
provided in Section 3.01(b);

	15.04	Concurrent Deliveries.  Seller and Purchaser shall
jointly deposit in the escrow or deliver to each other at closing an agreed proration statement and certificates complying with the provisions of state, county and local law applicable to the determination of transfer taxes.

	15.05	Closing Documents.  Form, Execution and Substance.
All closing documents to be furnished by Seller pursuant hereto shall be in form, execution and substance reasonably satisfactory to Purchaser and its counsel.

	15.06	New York Style Closing.  Intentionally omitted.

	15.07	Concurrent Transactions.  All documents or other
deliveries required to be made by Purchaser or Seller at Closing, and all transactions required to be consummated concurrently with Closing, shall be deemed to have been delivered and to have been consummated simultaneously with all other transactions and all other deliveries, and no delivery shall be deemed to have been made, and no transaction shall be deemed to have been consummated, until all deliveries required by Purchaser, and Seller shall have been made, and all concurrent or other transactions shall have been consummated.

                                 ARTICLE XVI
                               INDEMNIFICATION

	16.01	Seller's Indemnity.  Intentionally omitted.

	16.02	Purchaser's Indemnity.  Purchaser agrees to
indemnify and hold Seller and, if any, Seller's agents and assigns, harmless from and against any damage to Property caused by Purchaser, its agents or assigns, in the course of its inspection(s). Purchaser agrees to indemnify and hold Seller and Seller's agents and assigns, harmless from and against any claim or cause filed against Seller by Richard Fanslow and/or HC-Woodstock Holdings, Inc., and their assigns concerning the Property subject of this Purchase Agreement.

                                 ARTICLE XVII
                               SELLER'S LEASES

	17.01 Leases. Not later than twenty-one (21) days prior to the closing the parties hereto shall enter into two (2) lease agreements, one of which shall be for certain office space in the Property (the "Office Lease") and the other of which shall be for certain retail space in the Property (the
"Retail Lease").

	The aforesaid lease agreements shall include the following pertinent terms:

	Office Lease: The lease will be for Thirty Six Thousand Twenty (36,020) square feet of space, the exact identity of which shall be mutually agreed upon by the parties by the closing. The lease will be for a period of ten (10) years and shall provide for a rental rate of $12.50 per square foot gross with an escalation of 2.5% per annum. The lease shall call for a 1997 Base Tax year with Tenant responsible for their prorata share of any real estate taxes above that Base Year. Landlord and Tenant each shall have the right to cancel said office Lease at anytime by delivering six (6) months written notice to the other party. If requested, Tenant shall have an additional sixty (60) days following the six (6) month period to vacate said office space.

	Retail Lease: The lease will be for Sixty-One Thousand, Seven Hundred Seventy-Five (61,775) square feet of space at the Property, and is currently used by Seller for those spaces on floors 1-7. The lease will be for a period of fifteen (15) years and shall provide for a rent of $12.50 per square foot gross with an escalation of 2.5% per annum.
The lease shall call for a 1997 Base Tax Year with Tenant responsible for their prorata share of any real estate taxes above that Base Year.

	Tenant shall provide a security deposit of Five Hundred Thousand Dollars ($500,000.00) in form which is acceptable to Purchaser. In the event said security deposit is in the form of cash, Tenant shall reasonably instruct Landlord where to place the money with any interest accruing to Tenant. Such deposit shall maintained in a segregated account and subject to remittance back to Tenant upon termination without default of Tenant. There shall be a prorata (per square footage) release of the security deposit in the event of termination or non-formation of either the office or retail lease.

	Landlord has the right to relocate Tenant to a mutually agreeable location. Provided: The new location shall be located on State Street in the City of Chicago, County of Cook, State of Illinois; The new location shall be south of Lake Street and north of Monroe Street; The lease terms and conditions agreed upon with regard to any new location shall not exceed the current escalated rates.

                                 ARTICLE XVIII
                                 ENVIRONMENTAL

	18.01	Environmental:  If the June 3, 1997 Clayton
Mittelhauser Phase I Report indicates that remediation and/or further investigation is or may be necessary or prudent, Purchaser, at its expense, may secure a current
Phase II Environmental Report ("Phase II Report"). Seller shall provide, at its expense, a Reliance Letter to the Purchaser based on the June 3, 1997 Clayton Mittelhauser
Phase I Report.

	If the Phase II report substantiates the need for remediation for or less than Three Hundred Twenty-Five Thousand Dollars ($325,000.00), then Purchaser shall be liable for all costs of remediation. Seller represents and warrants that, should remediation exceed $325,000.00, it shall be liable for costs of remediation above Three Hundred Twenty-Five Thousand Dollars ($325,000.00), Seller's liability not to exceed Two Hundred Fifty Thousand Dollars ($250,000.00). If the estimated cost of remediation exceeds Five Hundred Seventy-Five Thousand Dollars ($575,000.00) then Purchaser may, at its discretion, declare this Agreement null and void in which case all earnest money deposited shall be returned to Purchaser. Should remediation exceed $575,000.00 and should Purchaser elect to proceed under this Agreement, for any remediation above and beyond Five Hundred Seventy-Five Thousand Dollars ($575,000.00), Purchaser shall be liable.

	Further, should remediation exceed Three Hundred
Twenty-Five Thousand Dollars ($325,000.00) and should
Purchaser elect to proceed under this Agreement in accordance with the provisions of this Article, Purchaser shall be allowed thirty (30) additional days in which to close, or on or before September 1, 1997.

	All environmental reports shall be prepared (i) by an environmental engineer acceptable to both Purchaser and Seller, and (ii) for the benefit of Purchaser and for such other party as shall from time to time be identified to the environmental engineer by Purchaser.

                                 ARTICLE IXX
                                 ASSIGNMENT

	19.01 Assignment. The Purchaser may assign its rights hereunder.

                                 ARTICLE XX
                                  DEFAULT

	20.01	Defaults. Should Purchaser default in performing
its covenants hereunder, the Seller, as its sole and exclusive remedies at law or in equity, shall be entitled to retain the Deposit (unless said default is in accordance with the provisions of 18.01 of this Agreement) and shall be entitled to liquidated damages in an aggregate amount of $100,000.00 as against Purchaser and/or Michael Lynch, individually, absent default by Seller in performing its covenants hereunder. Should Seller default in performing its covenants hereunder, at the option of the Purchaser, this contract shall become null and void, and/or Purchaser may elect to proceed with any other remedy available to it at law or in equity.

                                 ARTICLE XXI
                                   NOTICES

	21.01	Notices.  Any notice, request, demand, instruction
or other document to be given or served hereunder or under any document or instrument executed pursuant hereto shall be in writing and shall be delivered personally or sent by United States registered or certified mail, return receipt requested, postage prepaid or by overnight express courier, postage prepaid and addressed to the parties at their respective addresses set forth below, and the same shall be effective upon receipt if delivered personally or two business days after deposit in the mails if mailed. A party may change its address for receipt of notices by service of a notice of such change in accordance.

	If to Purchaser, to:	Michael Lynch
				State Street Partners I LLC
				200 N. Michigan Ave, Suite 600
				Chicago, Illinois 60601

	With a copy to:	Anthony J. Nasharr, Esq.
				Foran, Nasharr & O'Toole
				55 West Wacker Drive, Suite 1000
				Chicago, Illinois  60601

If to Seller, to:	Mr. Samuel Garber
				Vice President
				Evans, Inc.
				36 South State Street
 				Chicago, Illinois 60603

                                 ARTICLE XXII
                                 MISCELLANEOUS

	22.01	Entire Agreement, Amendments and Waivers.  This
Agreement contains the entire agreement and understanding of the parties in respect to the subject matter hereof and the same may not be amended, modified or discharged nor may any of its terms be waived except by an instrument in writing signed by the party to be bound thereby.

	22.02	Further Assurances.  (a)  The parties each agree to
do, execute, acknowledge and deliver all such further acts, instruments and assurances and to take all and effect the transactions contemplated hereby.

	22.03	Survival and Benefit.  All representations,
warranties, agreements, obligations and indemnities of the parties shall, notwithstanding any investigation made by any party hereto, survive closing for a period of one (1) year only and the same shall inure to the benefit of and be binding upon the respective successors and assigns of the parties.

	22.04	No Third Party Benefits.  This Agreement is for the
sole and exclusive benefit of the parties hereto and their respective successors and assigns, and no third party is intended to or shall have any rights hereunder.

	22.05	Interpretation.

		(a)	The headings and captions herein are inserted for
convenient reference only and the same shall not limit or construe the paragraphs or sections to which they apply or otherwise affect the interpretation hereof.

		(b)	The terms "hereby," "hereof," "hereto," "herein,"
"hereunder" and any similar terms shall refer to this Agreement, the term "hereafter" shall mean after, and the term "heretofore" shall mean before, the date of this Agreement.

		(c)	Words of the masculine, feminine or neutral gender
shall mean and include the correlative words of other genders, and words importing the singular number shall mean and include the plural number and vice versa.

		(d)	Words importing persons shall include firms,
associations, partnerships (including limited partnerships), trusts, corporations and other legal entities, including public bodies, as well as natural persons.

		(e)	The terms "include," "including" and similar terms
shall be construed as if followed by the phrase "without being limited to."

		(f)	This Agreement and any document or instrument
executed pursuant hereto may be executed in any number of counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

		(g)	Whenever under the terms of this Agreement the time
for performance of a covenant or condition falls upon a Saturday, Sunday or holiday, such time for performance shall be extended to the next business day. Otherwise all references herein to "days" shall mean calendar days.

		(h)	This Agreement shall be governed by and construed
in accordance with the laws of the State of Illinois.

		(i)	Time is of the essence of this Agreement.

	22.06	Public Disclosure.  Before Closing, neither
Purchaser nor Seller shall make any public release of information regarding the matters contemplated herein except
(i) that a joint press release in mutually agreed form may be issued by Purchaser and Seller after the execution of this Agreement, (ii) that Purchaser and Seller may each continue such communications with employees, customers, suppliers, franchisees, lenders, lessors, shareholders, and other particular groups as may be legally required or necessary or appropriate and not inconsistent with the best interest of the other party or the prompt consummation of the transactions contemplated by this Agreement, and (iii) as required by law.

IN WITNESS WHEREOF, this Agreement has been executed and delivered by Seller and Purchaser on the respective dates set forth beneath each of their signatures and is intended to be effective as of the latest such date.

                                                 SELLER:

                                                 EVANS, INC.


                                                 By:    William E. Koziel
                                                 Name:  William E. Koziel
                                                 Title:  Vice President
ATTEST:

By:    Samuel B. Garber
Name:  Samuel B. Garber
Title:  Secretary
                                                 Dated:  June 19, 1997


                                                 PURCHASER:

                                                 STATE STREET PARTNERS I LLC


                                                 By:    Michael Lynch
                                                 Name:  Michael Lynch
                                                 Title:  President





                                                 Dated:  June 19, 1997