Form 10-Q
period 1997-05-31
EVANS INC
filed 1997-07-15
CIK 33780

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended May 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of July 11, 1997 4,985,771 shares of common stock, $.20 par value, were outstanding.

                         EVANS, INC. AND SUBSIDIARIES

                                   INDEX

                                                                   Page No.
Part I.   Financial Information


          Condensed Consolidated Balance Sheets -
          May 31, 1997, June 1, 1996
          and March 1, 1997                                           2

          Condensed Consolidated Statements of Operations -
          Thirteen weeks ended May 31, 1997
          and June 1, 1996                                            3

          Condensed Consolidated Statements of Cash Flows -
          Thirteen weeks ended May 31, 1997
          and June 1, 1996                                            4

          Notes to Condensed Consolidated Financial Statements      5 - 6

          Management's Discussion and Analysis of Financial
          Condition and Results  of Operations                      7 - 8

Part II.  Other Information                                           9


          Signatures                                                 10

          Index to Exhibits                                          11

                        PART I.   FINANCIAL INFORMATION
                         Evans, Inc. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    May 31, 1997   June 1, 1996   March 1, 1997
                                    ------------   ------------   -------------
ASSETS
------
Current assets:
 Cash and cash equivalents          $   118,000    $   248,000     $   153,000
 Accounts receivable (net)           13,238,000     13,687,000      12,665,000
 Merchandise inventories             15,847,000     13,671,000      17,130,000
 Prepaid expenses and other assets    1,027,000        885,000         899,000
 Assets held for sale                 4,750,000                      4,750,000
 Deferred income taxes                                 573,000
                                    ------------   ------------   -------------
Total current assets                 34,980,000     29,064,000      35,597,000
                                    ------------   ------------   -------------

Property and equipment               11,340,000     20,783,000      11,316,000
Accumulated depreciation and
 amortization                        (7,584,000)   (10,576,000)     (7,398,000)
                                    ------------   ------------   -------------
 Net property and equipment           3,756,000     10,207,000       3,918,000
                                    ------------   ------------   -------------

Other assets                          3,055,000      3,424,000       3,107,000
                                    ------------   ------------   -------------
                                    $41,791,000    $42,695,000     $42,622,000
                                    ============   ============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Notes payable                      $13,112,000    $11,241,000     $ 9,308,000
 Current portion of long-term debt      692,000      1,015,000         692,000
 Accounts payable                     4,847,000      1,895,000       9,318,000
 Accrued liabilities                  6,039,000      5,713,000       4,983,000
                                    ------------   ------------   -------------
Total current liabilities            24,690,000     19,864,000      24,301,000
                                    ------------   ------------   -------------
Long-term debt                        1,141,000      1,833,000       1,224,000
                                    ------------   ------------   -------------
Other liabilities                        36,000         11,000          43,000
                                    ------------   ------------   -------------
Shareholders' equity:
 Preferred stock, 3,000,000 shares
  authorized, none issued
 Common stock, 6,333,435 shares
  issued                              1,267,000      1,267,000       1,267,000
 Capital in excess of par value      15,535,000     15,660,000      15,660,000
 Retained earnings                    3,501,000      8,658,000       4,725,000
                                    ------------   ------------   -------------
                                     20,303,000     25,585,000      21,652,000
                                    ------------   ------------   -------------
Treasury stock (1,347,664 shares
 at cost)                            (4,379,000)    (4,598,000)     (4,598,000)
                                    ------------   ------------   -------------
Total shareholders' equity           15,924,000     20,987,000      17,054,000
                                    ------------   ------------   -------------
                                    $41,791,000    $42,695,000     $42,622,000
                                    ============   ============   =============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                             Thirteen weeks ended
                                        ------------------------------
                                        May 31, 1997      June 1, 1996
                                        ------------      ------------
Net sales                               $ 9,050,000        $8,839,000
Service revenues                          4,767,000         4,664,000
                                        ------------      ------------
                                         13,817,000        13,503,000
Costs and expenses:                     ------------      ------------

   Cost of goods and services sold,
     buying and occupancy costs           8,966,000         8,491,000
   Selling and general expenses           5,555,000         5,930,000
   Provision for doubtful accounts          123,000           113,000
   Interest expense                         399,000           333,000
   Other income, net                         (2,000)
                                        ------------      ------------
                                         15,041,000        14,867,000
                                        ------------      ------------

Loss before credit for income taxes      (1,224,000)       (1,364,000)

Credit for income taxes                                       573,000
                                        ------------      ------------
Net loss                                $(1,224,000)       $ (791,000)
                                        ============      ============

Net loss per common share                    $(0.25)           $(0.16)
                                        ============      ============

Cash dividends per common share              --                --

Weighted average number of common
  shares outstanding                      4,927,198         4,918,301
                                        ============      ============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Thirteen weeks ended
                                              ------------------------------
                                              May 31, 1997      June 1, 1996
                                              ------------      ------------
Cash Flows from Operating Activities:

Net loss                                      $(1,224,000)        $(791,000)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                   254,000           341,000
  Provision for doubtful accounts                 123,000           113,000
  Non-cash compensation expense                    24,000

Change in assets and liabilities:
  Accounts receivable                            (696,000)        2,184,000
  Merchandise inventories                       1,283,000         1,090,000
  Prepaid expenses and other current assets       (58,000)          269,000
  Deferred income taxes                                            (573,000)
  Other assets                                     (1,000)          (13,000)
  Accounts payable                             (4,471,000)       (4,716,000)
  Accrued liabilities                           1,056,000           252,000
  Other liabilities                                (7,000)
                                              ------------      ------------
Net cash used in operating activities          (3,717,000)       (1,844,000)

Cash Flows from Investing Activities:

Proceeds from the sale of property
 and equipment                                      1,000
Additions to property and equipment               (40,000)          (67,000)
                                              ------------      ------------
Net cash used in investing activities             (39,000)          (67,000)

Cash Flows from Financing Activities:

Proceeds from short-term borrowing              3,804,000         1,939,000
Principal payments on long-term debt              (83,000)
                                              ------------      ------------
Net cash provided by financing activities       3,721,000         1,939,000
                                              ------------      ------------
Net (decrease) increase in cash and
 cash equivalents                                 (35,000)           28,000
Cash and cash equivalents at beginning
 of period                                        153,000           220,000
                                              ------------      ------------
Cash and cash equivalents at end of period    $   118,000         $ 248,000
                                              ============      ============

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
Cash paid during the period for:
  Interest                                       $246,000          $336,000
  Income taxes                                      4,000             4,000

See accompanying notes to condensed consolidated financial statements.

                         EVANS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1. The financial information included herein was prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with those reflected in the 1997 Form 10-K Annual Report filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1997 Form 10-K Annual Report.

The information furnished herein, other than the Condensed Consolidated Balance Sheet as of March 1, 1997, is unaudited and includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Condensed Consolidated Balance Sheet as of March 1, 1997 has been derived from, and does not include all the disclosures contained in the audited financial statements as of and for the year ended March 1, 1997.

2. Because of the seasonal nature of the Company's business, operating results for the first thirteen weeks are not considered to be indicative of the results that may be expected for the full year. Historically, the Company realizes a major portion of its annual revenues and most of its earnings in the fourth quarter of its fiscal year.

3. Common share equivalents were not included in the computation of earnings per share for the thirteen weeks ended May 31, 1997 and June 1, 1996, because the periods resulted in net losses and the effect would be antidilutive.

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

                         EVANS, INC. AND SUBSIDIARIES

                                 (Unaudited)


5. On June 19, 1997, the Company entered into a contract for the sale and leaseback of its flagship store and corporate office headquarters building located at 36 S. State Street in Chicago, Illinois with a purchase price of $5,000,000. The transaction is expected to close on or before August 2, 1997. As part of the agreement, the Company will execute 15-year and 10-year lease agreements covering 61,775 square feet for the existing retail premises and 36,020 square feet for the corporate operation space, respectively. The leases provide for a rental rate of $12.50 per square foot gross with an escalation of 2.5% per annum. The agreement also requires a $500,000 deposit to secure the lease obligations. The net proceeds from the transaction will be used first to retire the senior secured long-term payable obligation and then to pay down the secured revolving credit facility obligation.

6. On June 25, 1997, the Company signed a Letter of Intent for Evans to purchase the assets of Triomphe Fourrures Incorporated which are used in connection with the operation of the Maximilian Fur Salons in Bloomingdale's Stores. The purchase would allow Evans to expand its Leased Fur Salon Division into several markets where it does not operate, primarily the New York, Philadelphia and southern California markets. For the year ended December 31, 1996, the Maximilian operation generated revenues in excess of $19 million.
The transaction is expected to close in July, 1997, and is subject to the execution of a definitive agreement, due diligence and other contingencies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at May 31, 1997 were $118,000 as compared to $153,000 at March 1, 1997. The decrease was due to cash used in operating activities of $3,717,000 and cash used in investing activities of $39,000, partially offset by cash provided by financing activities of $3,721,000.

The cash used in operating activities was due primarily to the net loss of $1,224,000 and a decrease in accounts payable of $4,471,000, partially offset by a decrease in merchandise inventories of $1,283,000.

The cash used in investing activities was largely the result of additions to property and equipment of $40,000.

The cash provided by financing activities was due primarily to proceeds from short-term borrowings of $3,804,000 partially offset by principal payments on long-term debt obligations of $83,000.

Working capital at May 31, 1997 was $10,290,000 as compared to $11,296,000 at March 1, 1997.

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

On June 19, 1997, the Company entered into a contract for the sale of its 36
S. State building in Chicago, Illinois. The proceeds generated from the sale will be used first to pay down the unamortized senior secured long-term payable obligation and then the secured revolving loan obligation. The building, as such, has been classified as an asset held for sale within the current asset section of the balance sheet as of May 31, 1997.

The credit facility which expires June 15, 2000 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures during fiscal 1998.

Results of Operations

Total revenues for the first quarter ended May 31, 1997 increased $314,000 (2.3%) as compared to the same period last year. Fur merchandise sales decreased $315,000 (8.6%) due primarily to a decrease of $1,058,000 (29.9%) in sales at comparable locations and a decrease of $112,000 in sales associated with a leased location closed subsequent to the first quarter of fiscal 1997. These decreases were partially offset by sales of $855,000 associated with store closing events in the Macy's stores in Texas. The decrease in fur merchandise sales at comparable locations during the first quarter was largely due to a decrease of $1,021,000 during the month of March,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

which the Company believes was the result of the continued lack of availability of finished goods at certain affordable retail price levels. Women's ready-to-wear sales increased $526,000 (10.1%) due primarily to an increase in sales at comparable locations. The Company believes that women's ready-to-wear sales at comparable locations were favorably impacted by the refocusing of its efforts on providing product in line with the tastes of its target consumers. Service revenues increased $103,000 (2.2%) due primarily to an increase of $168,000 (3.7%) in sales at comparable locations partially offset by a decrease of $65,000 in sales associated with a leased location closed subsequent to the first quarter of fiscal 1997.

Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues for the first quarter were 64.9% as compared to 62.9% for the same period last year. Cost of goods and services sold as a percentage of total revenues increased (48.2% versus 45.2%) due primarily to lower overall margins during the month of March as the Company attempted to stimulate demand at certain lower retail price points. Buying costs as a percentage of total revenues were comparable with prior year levels. Occupancy costs as a percentage of total revenues decreased (13.5% versus 14.1%).

Total selling and general expenses decreased $375,000 (6.3%) as compared to the prior year due primarily to a decrease of $350,000 (9.0%) in payroll and related fringe benefits and a decrease of $50,000 (5.4%) in advertising expense. The decrease in payroll and related fringe benefits was largely the result of additional staff reductions in various corporate departments which the Company initiated during the fourth quarter of fiscal 1997.

Interest expense for the first quarter increased $66,000 (19.8%) due primarily to higher average short-term borrowings as well as higher weighted average interest rates as compared to the same period last year.

The pre-tax loss for the first quarter of $1,224,000 as compared to $1,364,000 for the prior year period was primarily the result of the increase in total revenues and the decrease in selling and general expenses.

The credit for income taxes for the first quarter was offset by an increase in the Company's valuation allowance with respect to the future tax benefits of the net operating loss as a result of the uncertainty of their ultimate realization.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K



         (a)  Exhibits

         Part I.  Exhibit 11

                  Computation of earnings per share.



         (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the thirteen weeks ended May 31, 1997



     Items other than those listed are omitted because they are not required.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





                                            EVANS, INC.






DATE:  July 11, 1997                        PATRICK J. REGAN
                                            PATRICK J. REGAN
                                            President and
                                            Chief Executive Officer




DATE:  July 11, 1997                        WILLIAM E. KOZIEL
                                            WILLIAM E. KOZIEL
                                            Vice President and
                                            Chief Financial Officer

                         EVANS, INC. AND SUBSIDIARIES






               Exhibit                                  Page Nos.


                 11                                        12

                                 EXHIBIT 11
                         EVANS, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE


                                           Thirteen  weeks  ended
                                        ------------------------------
                                        May 31, 1997      June 1, 1996
                                        ------------      ------------
Primary:
--------
Weighted average shares outstanding       4,927,198         4,918,301

Incremental shares for
 exercise of stock options                   --                --
                                        ------------      ------------
Adjusted number of common
  shares outstanding                      4,927,198         4,918,301
                                        ============      ============

Net loss                                $(1,224,000)       $ (791,000)
                                        ============      ============

 Net loss per share                          $(0.25)           $(0.16)
                                        ============      ============


             Fully diluted:

Weighted average shares outstanding       4,927,198         4,918,301

Incremental shares for
 exercise of stock options                   --                --
                                        ------------      ------------
Adjusted number of common
  shares outstanding                      4,927,198         4,918,301
                                        ============      ============

Net loss                                $(1,224,000)       $ (791,000)
                                        ============      ============

 Net loss per share                          $(0.25)           $(0.16)
                                        ============      ============
