Form 10-Q
period 1997-08-30
EVANS INC
filed 1997-10-14
CIK 33780

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                      For Quarter Ended August 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 13, 1997, 4,985,771 shares of common stock, $.20 par value, were outstanding.

                         EVANS, INC. AND SUBSIDIARIES

                                   INDEX

                                                                   Page No.
Part I.   Financial Information


          Condensed Consolidated Balance Sheets -
          August 30, 1997, August 31, 1996
          and March 1, 1997                                           2

          Condensed Consolidated Statements of Operations -
          Thirteen and Twenty-six weeks ended August 30, 1997
          and August 31, 1996                                         3

          Condensed Consolidated Statements of Cash Flows -
          Twenty-six weeks ended August 30, 1997
          and August 31, 1996                                         4

          Notes to Condensed Consolidated Financial Statements      5 - 6

          Management's Discussion and Analysis of Financial
          Condition and Results  of Operations                      7 - 9

Part II.  Other Information                                          10


          Signatures                                                 11

          Index to Exhibits                                          12

                        PART I.   FINANCIAL INFORMATION
                         Evans, Inc. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                     August 30,     August 31,      March 1,
                                       1997           1996           1997
                                    ------------   ------------   ------------
ASSETS
------
Current assets:
 Cash and cash equivalents          $   194,000    $   764,000    $   153,000
 Accounts receivable (net)           12,019,000     12,577,000     12,665,000
 Merchandise inventories             22,048,000     17,445,000     17,130,000
 Prepaid expenses and other assets    1,399,000      1,244,000        899,000
 Assets held for sale                 4,750,000          --         4,750,000
 Deferred income taxes                    --         1,583,000          --
                                    ------------   ------------   ------------
Total current assets                 40,410,000     33,613,000     35,597,000
                                    ------------   ------------   ------------

Property and equipment               11,505,000     20,931,000     11,316,000
Accumulated depreciation and
 amortization                        (7,752,000)   (10,831,000)    (7,398,000)
                                    ------------   ------------   ------------
 Net property and equipment           3,753,000     10,100,000      3,918,000
                                    ------------   ------------   ------------

Other assets                          5,411,000      3,353,000      3,107,000
                                    ------------   ------------   ------------
                                    $49,574,000    $47,066,000    $42,622,000
                                    ============   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Notes payable                      $15,441,000    $11,707,000    $ 9,308,000
 Current portion of long-term debt    2,197,000      1,043,000        692,000
 Accounts payable                     7,772,000      7,361,000      9,318,000
 Accrued liabilities                  6,073,000      5,784,000      4,983,000
                                    ------------   ------------   ------------
Total current liabilities            31,483,000     25,895,000     24,301,000
                                    ------------   ------------   ------------
Long-term debt                        4,252,000      1,569,000      1,224,000
                                    ------------   ------------   ------------
Other liabilities                        17,000         11,000         43,000
                                    ------------   ------------   ------------
Shareholders' equity:
 Preferred stock, 3,000,000 shares
  authorized, none issued
 Common stock, 6,333,435 shares
  issued                              1,267,000      1,267,000      1,267,000
 Capital in excess of par value      15,510,000     15,660,000     15,660,000
 Retained earnings                    1,424,000      7,262,000      4,725,000
                                    ------------   ------------   ------------
                                     18,201,000     24,189,000     21,652,000
                                    ------------   ------------   ------------
Treasury stock (1,347,664 shares
 at cost)                            (4,379,000)    (4,598,000)    (4,598,000)
                                    ------------   ------------   ------------
Total shareholders' equity           13,822,000     19,591,000     17,054,000
                                    ------------   ------------   ------------
                                    $49,574,000    $47,066,000    $42,622,000
                                    ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                           Thirteen weeks ended        Twenty-six weeks ended
                        --------------------------   --------------------------
                          Aug. 30,      Aug. 31,       Aug. 30,      Aug. 31,
                            1997          1996           1997          1996
                        ------------  ------------   ------------  ------------
Net sales               $ 7,266,000   $ 6,754,000    $16,316,000   $15,593,000
Service revenues          4,006,000     4,220,000      8,773,000     8,884,000
                        ------------  ------------   ------------  ------------
                         11,272,000    10,974,000     25,089,000    24,477,000
                        ------------  ------------   ------------  ------------
Costs and expenses:

 Cost of goods and
  services sold, buying
  and occupancy costs     7,593,000     7,706,000     16,559,000    16,197,000
 Selling and general
  expenses                5,221,000     5,239,000     10,776,000    11,169,000
 Provision for doubtful
  accounts                  134,000        86,000        257,000       199,000
 Interest expense           401,000       354,000        800,000       687,000
 Other income, net            --           (5,000)        (2,000)       (5,000)
                        ------------  ------------   ------------  ------------
                         13,349,000    13,380,000     28,390,000    28,247,000
                        ------------  ------------   ------------  ------------

Loss before credit
 for income taxes        (2,077,000)   (2,406,000)    (3,301,000)   (3,770,000)

Credit for income taxes       --        1,010,000          --        1,583,000
                        ------------  ------------   ------------  ------------
Net loss                $(2,077,000)  $(1,396,000)   $(3,301,000)  $(2,187,000)
                        ============  ============   ============  ============

Net loss per common
 share                       $(0.42)       $(0.28)        $(0.67)       $(0.44)
                        ------------  ------------   ------------  ------------

Cash dividends per
 common share                --            --             --            --

Weighted average number
 of common shares
 outstanding              4,985,771     4,918,301      4,956,485     4,918,301
                        ============  ============   ============  ============

See accompanying notes to condensed consolidated financial statements.

                         Evans, Inc. and Subsidiaries
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Twenty-six weeks ended
                                              -------------------------------
                                              Aug. 30, 1997     Aug. 31, 1996
                                              -------------     -------------
Cash Flows from Operating Activities:
-------------------------------------
Net loss                                      $(3,301,000)      $(2,187,000)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                   513,000           681,000
  Provision for doubtful accounts                 257,000           199,000
  Non-cash compensation expense                    16,000

Change in assets and liabilities:
  Accounts receivable                             389,000         3,208,000
  Merchandise inventories                      (4,918,000)       (2,684,000)
  Prepaid expenses and other current assets      (447,000)          (90,000)
  Deferred income taxes                              -           (1,583,000)
  Other assets                                 (2,415,000)           13,000
  Accounts payable                             (1,546,000)         (408,000)
  Accrued liabilities                           1,090,000           323,000
  Other liabilities                               (26,000)             -
                                              ------------      ------------
Net cash used in operating activities         (10,388,000)       (2,528,000)

Cash Flows from Investing Activities:
-------------------------------------
Additions to property and equipment              (237,000)         (255,000)
                                              ------------      ------------
Net cash used in investing activities            (237,000)         (255,000)

Cash Flows from Financing Activities:
-------------------------------------
Proceeds from short-term borrowing              6,133,000         2,488,000
Proceeds from long-term debt                    4,533,000          (319,000)
                                              ------------      ------------
Net cash provided by financing activities      10,666,000         2,169,000
                                              ------------      ------------
Net increase (decrease) in cash and
 cash equivalents                                  41,000          (614,000)
Cash and cash equivalents at beginning
 of period                                        153,000         1,378,000
                                              ------------      ------------
Cash and cash equivalents at end of period    $   194,000       $   764,000
                                              ============      ============

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
Cash paid during the period for:
  Interest                                    $   673,000       $   583,000
  Income taxes                                      4,000            75,000

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

3. Certain reclassifications have been made to the consolidated financial statements. The reclassifications did not effect operating results.

4. Common share equivalents were not included in the computation of earnings per share for the twenty-six weeks ended August 30, 1997 and August 31, 1996, because the periods resulted in net losses and the effect would be antidilutive.

5. On August 4, 1997, the Company entered into a purchase agreement with Triomphe Fourrures Incorporated which was used in connection with the operation of the Maximilian Fur Salons at Bloomingdale's Stores, a division of Federated Department Stores, Inc.

     The total purchase price was $5,387,000, which included inventory and operating assets as well as the world-wide fur trademark of Maximilian. A down payment of $1,573,000 was made on August 7, 1997 with installments of $524,000 due on November 4, 1997 and February 4, 1998, and quarterly installments of $262,000 due from May 4, 1998 through November 4, 1999, with a final installment of $932,000 due on December 30, 1999.

                         EVANS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                                  Continued

                                 (Unaudited)


     The acquisition, which was effective August 2, 1997, was accounted for by the purchase method of accounting and, accordingly, the net assets and results of operations were included in the Company's condensed consolidated financial statements commencing on August 3, 1997. The Maximillian trademark was allocated $1,738,000 of the purchase price with the remaining price exceeding the fair market value of the net assets acquired by $500,000 which was recorded as goodwill. The trademark and the goodwill will be amortized over a forty and twenty year period, respectively, on a straight line basis.

     On August 7, 1997, the Company entered into an agreement with its lender for an amendment to its loan and security agreement. The amendment, among other things, increased the credit facility to $35,000,000 from $27,000,000. Additionally, the revolving loan commitment which provides for direct borrowing was increased to $33,000,000 from $25,000,000. The financial covenants were adjusted to reflect the acquisition of the assets of Triomphe Fourrures
     Incorporated, as well as the Company's current financial operating condition.

6. On June 19, 1997, the Company entered into a contract for the sale and leaseback of its flagship store and corporate office headquarters building located at 36 S. State Street in Chicago, Illinois with a purchase price of $5,000,000.
     The transaction is expected to close on or before October 15, 1997. The Company holds $200,000 in escrow pending performance of the contract. As part of the agreement the Company will execute 15-year and 10-year lease agreements covering 61,775 square feet for the existing retail premises and 36,020 square feet for the corporate operation space, respectively. The leases provide for a rental rate of $12.50 per square foot gross with an escalation of 2.5% per annum. The agreement also requires a $500,000 deposit to secure the lease obligations. The net proceeds from the transaction will be used first to retire the senior secured long-term payable obligation and then to pay down the secured revolving credit facility obligation.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at August 30, 1997 were $194,000 as compared to $153,000 at March 1, 1997. The increase was due to cash used in operating activities of $10,388,000 and cash used in investing activities of $237,000, partially offset by cash provided by financing activities of $10,666,000.

The cash used in operating activities was due primarily to the increase in inventories of $4,918,000 and other assets of $2,415,000 due to the acquisition of the Maximilian inventory and trademark. The remaining inventory increase and the accounts payable increase of $1,546,000 is due to the seasonal increase of inventory for the fall season.

The cash used in investing activities was due to additions to property and equipment of $237,000, a majority of which related to the Maximilian acquisition.

The cash provided by financing activities was due to proceeds from short-term borrowings of $6,133,000 and long-term debt increases. The financing arrangement entered into on June 16, 1997 provided for additional long-term borrowings and the acquisition involved future long-term debt obligations. The $4,824,000 of additional debt was offset by principal payments on long-term debt obligations of $291,000.

Working capital at August 30, 1997 was $8,927,000 as compared to $11,296,000 at March 1, 1997.

On August 7, 1997, the Company entered into an agreement with its lender for an amendment to its loan and security agreement. The amendment, among other things, increased the credit facility to $35,000,000 from $27,000,000.
Additionally, the revolving loan commitment which provides for direct borrowing was increased to $33,000,000 from $25,000,000. The financial covenants were adjusted to reflect the acquisition of the assets of Triomphe Fourrures Incorporated, as well as the Company's current financial operating condition.

The credit facility which expires June 15, 2000 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures during fiscal 1998.

On June 19, 1997, the Company entered into a contract for the sale of its 36 S. State building in Chicago, Illinois.
The proceeds generated from the sale will be used first to pay down the unamortized senior secured long-term payable obligation and then the secured revolving loan obligation.
The building, as such, has been classified as an asset held for sale within the current asset section of the balance sheet as of August 30, 1997.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Total revenues for the second quarter ended August 30, 1997 increased $298,000 (2.7%) as compared to the same period last year. Fur merchandise sales increased $184,000 (6.1%) due primarily from locations acquired during the second quarter of fiscal 1998 offset by a decrease in sales associated with a leased location closed subsequent to the second quarter of 1997. Sales at comparable locations were flat for the quarter. Women's ready-to-wear sales increased $328,000 (8.8%) due to an increase in sales at comparable locations. The Company believes that women's ready-to-wear sales at comparable locations were favorably impacted by the refocusing of its efforts on providing product in line with
the tastes of its target consumers.   Service revenues
decreased $214,000 (5.1%) due primarily to a decrease of $122,000 in sales at comparable locations and the loss of $155,000 in sales associated with a leased location closed subsequent to the second quarter of fiscal 1997 offset by service revenue of $63,000 from locations acquired during the second quarter of fiscal 1998.

Total revenues for the first six months increased $612,000 (2.5%) as compared to the same period last year. Fur merchandise sales decreased $130,000 (2.0%) due primarily to a decrease of $1,053,000 (16.9%) in sales at comparable locations and a decrease of $447,000 in sales associated with a leased location closed subsequent to the second quarter of fiscal 1997. These decreases were offset by sales of $855,000 associated with store closing events in the Macy's store in Texas and sales of $515,000 from locations acquired during the second quarter of fiscal 1998. The decrease in fur merchandise sales at comparable locations was largely due to a decrease of $1,021,000 during the month of March which was the result of the lack of availability of finished goods at certain affordable retail price levels. Women's ready-to-wear sales increased $853,000 (9.6%) due to an increase in sales at comparable locations. The Company believes that women's ready-to-war sales at comparable locations were favorably impacted by the refocusing of its efforts on providing product in line with the tastes of its target consumers. Service revenues decreased $111,000 (1.3%) due primarily to a decrease of $220,000 in sales associated with a leased location closed subsequent to the second quarter of fiscal 1997 offset slightly by an increase of $46,000 (0.5%) in sales at comparable locations and an increase of $63,000 from locations acquired during the second quarter of fiscal 1998.


Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues for the second quarter decreased (67.4% versus 70.2%) for the same period last year while for the first six months the results were comparable with prior years results. Cost of goods and services sold as a percentage of revenues decreased from 49.4% to 47.3% for the second quarter and remained flat for the six month period. The decrease in the quarter is due to the Company's continuing efforts to achieve higher gross margins on merchandise sales. Buying costs as a percentage of total revenues, for both the quarter and for the six months ended, were comparable with prior year levels. Occupancy costs as a percentage of total revenues for the second quarter (17.0% versus 15.9%) and first six months (15.4% versus 14.6%) decreased in comparison with the prior periods. These decreases were due primarily to the impact of fixed rental costs as measured against the overall increase in sales.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations, continued

Total selling and general expenses were flat for the second quarter and decreased $393,000 (3.5%) for the first six months as compared to the prior year. Payroll and related fringe benefits decreased $154,000 (4.1%) and $504,000
(6.5%) for the quarter and year to date, respectively. The decreases are due primarily to the result of additional staff reductions in various corporate departments which the Company initiated during the fourth quarter of fiscal 1997.
For the second quarter, the savings were offset by the payroll and benefits related to the acquisition and the operation of the Maximilian Fur Salons at Bloomingdale's
Stores.  Advertising expense decreased $117,000 (20.1%) and
$167,000 (11.1%) for the second quarter and first six months, respectively. This decrease is due to the repositioning of advertising costs to gain maximum benefit.
The decreases noted were offset by settlements in the quarter related to various legal disputes totaling $81,000.
In addition, the prior year's second quarter results included a $175,000 settlement related to the early termination of a lease agreement.

Interest expense for the second quarter and first six months increased $47,000 (13.3%) and $113,000 (16.4%) respectively due primarily to higher average short-term borrowings as well as higher weighted average interest rates as compared to the same period last year.

The credit for income taxes for the second quarter and year to date was offset by an increase in the Company's valuation allowance with respect to the future tax benefits of the net operating loss as a result of the uncertainty of their ultimate realization.

The Financial Accounting Standards Board has issued
Statement of Financial Accounting Standards No. 128
"Earnings per Share" effective for years ending after December 15, 1997. The Company does not believe that adoption will have a material impact on historical earnings per share.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K



         (a)  Exhibits

         Part I.  Exhibit 11

                  Computation of earnings per share.



         (b)  Reports on Form 8-K

         A report on form 8-K dated August 4, 1997 was filed by the Company stating that the Company had finalized an agreement to acquire the assets of Triomphe Fourrures, Incorporated and that the Company had finalized an agreement with its lender for an amendment to its loan and security agreement.

         Relating to the acquisition, a Pro Forma Condensed Consolidated Balance Sheet as of May 31, 1997 was presented as well as Pro Forma Condensed Consolidated Statements of Earnings for the year ended March 1, 1997 and for the thirteen weeks ended May 31, 1997.


         Items other than those listed are omitted because they are not required.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





                                            EVANS, INC.






DATE:  October 13, 1997                      PATRICK J. REGAN
                                             PATRICK J. REGAN
                                             President and
                                             Chief Executive Officer




DATE:  October 13, 1997                      WILLIAM E. KOZIEL
                                             WILLIAM E. KOZIEL
                                             Vice President and
                                             Chief Financial Officer

                         EVANS, INC. AND SUBSIDIARIES






               Exhibit                                  Page Nos.


                 11                                        13

                                  EXHIBIT 11
                         EVANS, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER SHARE

                           Thirteen weeks ended        Twenty-six weeks ended
                        --------------------------   --------------------------
                         August 30,    August 31,     August 30,    August 31,
                            1997          1996           1997          1996
                        ------------  ------------   ------------  ------------
        Primary:
        --------

Weighted average
 shares outstanding       4,985,771     4,918,301      4,956,485     4,918,301

Incremental shares
 for exercise of
 stock options               --            99,165         --            42,487
                        ------------  ------------   ------------  ------------
Adjusted number of
 common shares
 outstanding              4,985,771     5,017,466      4,956,485     4,960,788
                        ============  ============   ============  ============

Net loss                $(2,077,000)  $(1,396,000)   $(3,301,000)  $(2,187,000)
                        ============  ============   ============  ============

 Net loss per share          $(0.42)       $(0.28)        $(0.67)       $(0.44)
                             =======       =======        =======       =======


     Fully diluted:
     --------------

Weighted average
 shares outstanding       4,985,771     4,918,301      4,956,485     4,918,301

Incremental shares
 for exercise of
 stock options               --           160,900         --           160,900
                        ------------  ------------   ------------  ------------
Adjusted number of
 common shares
 outstanding              4,985,771     5,079,201      4,956,485     5,079,201
                        ============  ============   ============  ============

Net loss                $(2,077,000)  $(1,396,000)   $(3,301,000)  $(2,187,000)
                        ============  ============   ============  ============

 Net loss per share          $(0.42)       $(0.27)        $(0.67)       $(0.43)
                             =======       =======        =======       =======


                                      - 13 -
