Form 10-Q
period 1997-11-29
EVANS INC
filed 1998-01-13
CIK 33780

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended November 29, 1997
------------------------------------------------------------------------------


                          Commission File Number 0-1500
------------------------------------------------------------------------------


                                   EVANS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                        36-1050870
------------------------------------------------------------------------------
   (State or other jurisdiction of                        (IRS Employer
    Incorporation or organization)                      Identification Number)




      36 South State Street, Chicago, Illinois                60603
------------------------------------------------------------------------------
      (Address of principal executive office)              (Zip Code)



Registrant's telephone number, including area code  312-855-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of January 12, 1998, 4,992,947 shares of common stock, $.20 par value, were outstanding.

                          EVANS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
Part I.        Financial Information


               Condensed Consolidated Balance Sheets -
               November 29, 1997, November 30, 1996
               and March 1, 1997                                            2

               Condensed Consolidated Statements of Operations -
               Thirteen and Thirty-nine weeks ended November 29, 1997
               and November 30, 1996                                        3

               Condensed Consolidated Statements of Cash Flows -
               Thirty-nine weeks ended November 29, 1997
               and November 30, 1996                                        4

               Notes to Condensed Consolidated Financial Statements       5 - 6

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7 - 9

Part II.       Other Information                                           10


               Signatures                                                  11
               Index to Exhibits                                           12

                          PART I. FINANCIAL INFORMATION
                          Evans, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                             November 29, 1997  November 30, 1996  March 1, 1997
                             -----------------  -----------------  -------------
                                (unaudited)        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents      $ 384,000        $ 2,768,000         $ 153,000
  Accounts receivable (net)     15,125,000         14,753,000        12,665,000
  Merchandise inventories       39,640,000         31,311,000        17,130,000
  Prepaid expenses and other
  assets                         1,306,000            598,000           899,000
  Assets held for sale           4,750,000                  -         4,750,000
  Deferred income taxes                  -          2,074,000                 -
                             -----------------  -----------------  -------------

Total current assets            61,205,000         51,504,000        35,597,000
                             -----------------  -----------------  -------------

Property and equipment          11,566,000         20,612,000        11,316,000
Accumulated depreciation and
amortization                    (7,948,000)       (10,681,000)       (7,398,000)
                             -----------------  -----------------  -------------

  Net property and equipment     3,618,000          9,931,000         3,918,000
                             -----------------  -----------------  -------------

Other assets                     5,344,000          3,279,000         3,107,000
                             -----------------  -----------------  -------------

                              $ 70,167,000       $ 64,714,000      $ 42,622,000
                             =================  =================  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable               $ 16,857,000       $ 13,588,000       $ 9,308,000
  Current portion of long-
  term debt                      1,959,000          1,043,000           692,000
  Accounts payable              26,220,000         22,958,000         9,318,000
  Accrued liabilities            7,294,000          6,678,000         4,983,000
                             -----------------  -----------------  -------------

Total current liabilities       52,330,000         44,267,000        24,301,000
                             -----------------  -----------------  -------------

Long-term debt                   3,918,000          1,486,000         1,224,000
                             -----------------  -----------------  -------------

Other liabilities                   12,000             47,000            43,000
                             -----------------  -----------------  -------------

Shareholders' equity:
  Preferred stock, 3,000,000
   shares authorized, none
   issued
  Common stock, 6,333,435
   shares                         1,267,000         1,267,000         1,267,000
  Capital in excess of par
   value                         15,503,000        15,660,000        15,660,000
  Retained earnings               1,503,000         6,585,000         4,725,000
                             -----------------  -----------------  -------------

                                18,273,000         23,512,000        21,652,000

Treasury stock (1,343,664
shares)                         (4,366,000)        (4,598,000)       (4,598,000)
                             -----------------  -----------------  -------------

                                13,907,000         18,914,000        17,054,000
                             -----------------  -----------------  -------------

                              $ 70,167,000       $ 64,714,000      $ 42,622,000
                             =================  =================  =============

See accompanying notes to condensed consolidated financial statements.

                          Evans, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                           Thirteen weeks ended        Thirty-nine weeks ended
                       ---------------------------  ----------------------------

                        November 29,  November 30,   November 29,   November 30,
                           1997          1996           1997           1996
                       -------------  ------------  -------------  -------------

Net sales              $ 24,619,000  $ 19,765,000   $ 40,935,000   $ 35,358,000
Service revenues          1,887,000     1,866,000     10,660,000     10,750,000
                       -------------  ------------  -------------  -------------

                         26,506,000    21,631,000     51,595,000     46,108,000
                       -------------  ------------  -------------  -------------
Costs and expenses:

  Cost of goods and
   services sold,
   buying and occupancy  16,310,000    13,677,000     32,869,000     29,874,000
  Selling and general
   expenses               9,454,000     8,557,000     20,230,000     19,726,000
  Provision for doubtful
   accounts                 218,000        158,000       475,000        357,000
  Interest expense          446,000        407,000     1,246,000      1,094,000
  Other income, net          (1,000)             -        (3,000)        (5,000)
                       -------------  ------------  -------------  -------------

                         26,427,000    22,799,000     54,817,000     51,046,000
                       -------------  ------------  -------------  -------------

Income (loss) before
  credit for income
  taxes                      79,000    (1,168,000)    (3,222,000)    (4,938,000)

Credit for income taxes        --         491,000           --        2,074,000
                       -------------  ------------  -------------  -------------

Net income (loss)          $ 79,000    $ (677,000)  $ (3,222,000)  $ (2,864,000)
                       =============  ============  =============  =============


Net income (loss)
  per common share            $0.02       $ (0.14)       $ (0.65)       $ (0.58)
                       =============  ============  =============  =============


Cash dividends per
  common share                  --            --             --             --
                       =============  ============  =============  =============

Weighted average number
  of common shares
  outstanding             5,174,635      4,918,301     4,966,935      4,918,301
                       =============  ============  =============  =============

See accompanying notes to condensed consolidated financial statements.

                          Evans, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Thirty-nine weeks ended
                                       ---------------------------------------

                                       November 29, 1997     November 30, 1996
                                       -----------------     -----------------
Cash Flows from Operating Activities:

Net loss                                   $ (3,222,000)         $ (2,864,000)

Adjustments to reconcile net loss to
 net cash used in operating activities:
    Depreciation and amortization               802,000             1,047,000
    Provision for doubtful accounts             438,000               357,000
    Non-cash compensation expense                22,000                     -

Change in assets and liabilities:
Accounts receivable                          (2,898,000)              874,000
Merchandise inventories                     (21,445,000)          (16,550,000)
Prepaid expenses and other current
 assets                                        (354,000)              556,000
Deferred income taxes                                 -            (2,074,000)
Other assets                                 (1,922,000)               28,000
Accounts payable                             16,902,000            15,189,000
Accrued liabilities                           2,311,000             1,217,000
Other liabilities                               (31,000)               36,000
                                       -----------------     -----------------

Net cash used in operating activities        (9,397,000)           (2,184,000)

Cash Flows from Investing Activities:

Acquisition of business                      (1,573,000)                    -
Additions to property and equipment            (309,000)             (393,000)
                                       -----------------     -----------------

Net cash used in investing activities        (1,882,000)             (393,000)

Cash Flows from Financing Activities:

Proceeds from short-term borrowing            7,549,000             4,369,000
Proceeds/(payments) on long-term debt         3,961,000              (402,000)
                                       -----------------     -----------------

Net cash provided by financing
 activities                                  11,510,000             3,967,000
                                       -----------------     -----------------

Net increase in cash and cash
 equivalents                                    231,000             1,390,000
Cash and cash equivalents at beginning
 of period                                      153,000             1,378,000
                                       -----------------     -----------------

Cash and cash equivalents at end of
 period                                       $ 384,000           $ 2,768,000
                                       =================     =================

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest                                  $ 1,107,000             $ 967,000
  Income taxes                                   13,000                79,000


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

4. Net earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding and common share equivalents resulting from the assumed exercise of common stock options. Common share equivalents were not included in the computation of earnings per share for the thirty-nine weeks ended November 29, 1997 and for the thirteen and thirty-nine weeks ended November 30, 1996, because the periods resulted in net losses and the effect would be antidilutive.

5. On August 4, 1997, the Company entered into a purchase agreement with Triomphe Fourrures Incorporated which was used in connection with the operation of the Maximilian(R) Fur Salons at Bloomingdale's Stores, a division of Federated Department Stores, Inc.

        The total purchase price was $5,387,000, which included inventory and operating assets as well as the world-wide fur trademark of Maximilian(R). A down payment of $1,573,000 was made on August 7, 1997 and the first installment of $524,000 was paid on November 4, 1997. The second installment of $524,000 is due on February 4, 1998, and quarterly installments of $262,000 are due from May 4, 1998 through November 4, 1999, with a final installment of $932,000 due on December 30, 1999.

                          EVANS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

6. On June 19, 1997, the Company entered into a contract for the sale and leaseback of its flagship store and corporate office headquarters building located at 36 S. State Street in Chicago, Illinois with a purchase price of $5,000,000.

        The transaction closed on December 17, 1997. As part of the agreement the Company executed 15-year and 10-year lease agreements covering 61,775 square feet for the existing retail premises and 36,020 square feet for the corporate operation space, respectively. The agreement also required a $500,000 deposit to secure the lease obligations. The proceeds of $4,100,000 generated from the sale were used first to pay down the unamortized senior secured long-term payable obligation and then the secured revolving loan obligation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at November 29, 1997 were $384,000 as compared to $153,000 at March 1, 1997. The increase was due to cash provided by financing activities of $11,510,000 offset by cash used in operating activities of $9,397,000 and cash used in investing activities of $1,882,000.

The cash used in operating activities was due primarily to the increase in inventories of $21,445,000 due to the seasonal increase of inventory for the fall season along with the increase related to the acquisition of Maximilian(R) inventory. Accounts payable increased $16,902,000 related to the inventory requirements. Also contributing to the operating activities increase was an increase of other assets of $1,922,000 due primarily to the acquisition of the Maximilian(R) trademark.

The cash used in investing activities was due to the acquisition of Maximilian(R) of $1,573,000 and additions to property and equipment of $309,000, of which $145,000 related to the Maximilian(R) purchase with the additional amount being due to the purchase of computer-related equipment.

The cash provided by financing activities was due to proceeds from short-term borrowings of $7,549,000 and long-term debt. The financing arrangement entered into on June 16, 1997 provided for additional long-term borrowings and the acquisition involved future long-term debt obligations. The $4,825,000 of additional debt was offset by principal payments on long-term debt obligations of $864,000.

Working capital at November 29, 1997 was $8,875,000 as compared to $11,296,000 at March 1, 1997.

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

On June 19, 1997, the Company entered into a contract for the sale of its 36 S. State building in Chicago, Illinois. The transaction closed on December 19, 1997. The proceeds generated from the sale of $4,100,000 were used first to pay down the unamortized senior secured long-term payable obligation and then the secured revolving loan obligation. The building has been classified as an asset held for sale within the current asset section of the balance sheet as of November 29, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues for the third quarter ended November 29, 1997 increased $4,875,000 (22.5%) as compared to the same period last year. Fur merchandise sales increased $4,406,000 (31.2%) primarily due to locations acquired during the second quarter of fiscal 1998 offset by a decrease in sales associated with a store closing event at Marshall Field's in Texas in the third quarter of the prior year. Sales at comparable locations increased $588,000 (4.4%) due to products being available at affordable price points and the trend toward fur fashion awareness. Women's ready-to-wear sales increased $447,000 (7.9%) due to an increase in sales at comparable locations. The Company believes that wom en's ready-to-wear sales at comparable locations were favorably impacted by the refocusing of its efforts on providing product in line with the tastes of its target consumers. Service revenues remained consistent with the prior year due primarily to a decrease of sales at comparable locations offset by service revenue from locations acquired during the second quarter of fiscal 1998.

Total revenues for the first nine months increased $5,487,000 (11.9%) as compared to the same period last year. Fur merchandise sales increased $4,275,000 (20.6%) due primarily to a decrease of $467,000 (2.4%) in sales at comparable locations and a decrease of $447,000 in sales associated with a leased location closed during the second quarter of fiscal 1997. These decreases were offset by sales of $5,166,000 from locations acquired during the second quarter of fiscal 1998. The decrease in fur merchandise sales at comparable locations was largely due to a significant decrease of $1,021,000 during the month of March which was the result of the lack of availability of finished goods at certain affordable retail price levels. Women's ready-to-wear sales increased $1,302,000 (8.9%). The Company believes that women's ready-to-wear sales were favorably impacted by the refocusing of its efforts on providing product in line with the tastes of its target consumers. Service revenues decreased $90,000 (0.8%) due primarily to a decrease of $265,000 in sales associated with a leased location closed in the second quarter of fiscal 1997 and a decrease of $222,000 in sales at comparable locations offset by an increase of $396,000 from locations acquired during the second quarter of fiscal 1998.

Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues decreased for both the third quarter (61.5% versus 63.2%) and the first nine months ended November 29, 1997 (63.7% versus 64.8%) compared to the same periods in the previous year. Cost of goods and services sold as a percentage of revenues were relatively flat for the third quarter and for the nine month period. Buying costs as a percentage of total revenues decreased slightly for the quarter (1.9% versus 2.3%). Buying costs for the nine months period ended November 29, 1997 were comparable with prior year levels. Occupancy costs as a percentage of total revenues decreased for both the quarter (10.8% versus 11.9%) and the nine months ended November 29, 1997 (12.6% versus 13.8%) in comparison with the prior periods. The decrease was due primarily to the impact of fixed rental costs as measured against the overall increase in sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations, (continued)

Total selling and general expenses increased $897,000 (10.5%) for the third quarter and increased $504,000 (2.6%) for the first nine months as compared to the prior year. Payroll and related fringe benefits increased $812,000 (17.8%) and $308,000 (2.5%) for the quarter and year to date, respectively. The increases are due primarily to the payroll and benefits related to the acquisition and the operation of the Maximilian(R) Fur Salons at Bloomingdale's Stores. Advertising expense increased $212,000 (9.0%) and $45,000 (1.2%) for the third quarter and first nine months, respectively. This increase is due primarily to advertising costs related to the operation of the Maximilian(R)
Fur Salons at Bloomingdale's Stores acquired during the second quarter of 1998. These increases were offset by decreases in depreciation related to the sale of the State Street building ($78,000 for the third quarter and $243,000 for the nine month period ended November 29, 1997).

Interest expense for the third quarter and the first nine months increased $39,000 (9.6%) and $152,000 (13.9%) respectively due primarily to higher average short-term borrowings as well as higher weighted average interest rates as compared to the same period last year.

The credit for income taxes for the third quarter and year to date was offset by an increase in the Company's valuation allowance with respect to the future tax benefits of the net operating loss as a result of the uncertainty of their ultimate realization.

Other

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" effective for years ending after December 15, 1997. The Company does not believe that adoption will have a material impact on historical earnings per share.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption will have any impact on reporting of financial results.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements for periods beginning after December 15, 1997. The company has not yet determined how the adoption will effect the reporting of the business.

                           PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K



               (a)    Exhibits

               Part I.Exhibit 11

               Computation of earnings per share.



               (b)    Reports on Form 8-K

               None.


               Items other than those listed are omitted because they are not required.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





                                            EVANS, INC.






DATE:     January 12, 1998                  ROBERT K. MELTZER
                                            -----------------
                                            ROBERT K. MELTZER
                                            President and
                                            Chief Executive Officer




DATE:     January 12, 1998                  WILLIAM E. KOZIEL
                                            -----------------
                                            WILLIAM E. KOZIEL
                                            Vice President and
                                            Chief Financial Officer

                          EVANS, INC. AND SUBSIDIARIES






               Exhibit                                           Page Nos.


                   11                                                  13

                              EXHIBIT 11
                     EVANS, INC. AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE


                       Thirteen weeks ended      Thirty-nine weeks ended
                    -------------------------  --------------------------

                    November 29, November 30,  November 29,  November 30,
                       1997         1996          1997          1996
                    -----------  ------------  ------------  ------------

Primary:

Weighted average
 shares outstanding  4,987,837     4,918,301     4,966,935     4,918,301

Incremental shares
 for exercise of
 stock options         186,798       118,419        67,216        63,390
                    -----------  ------------  ------------  ------------

Adjusted number of
 common shares
 outstanding         5,174,635     5,036,720     5,034,151     4,981,691
                    ===========  ============  ============  ============


Net income (loss)      $79,000     $(677,000)  $(3,222,000)  $(2,864,000)
                    ===========  ============  ============  ============

Net income (loss)
 per share              $ 0.02       $ (0.13)      $ (0.64)      $ (0.57)
                    ===========  ============  ============  ============


Fully diluted:

Weighted average
 shares outstanding  4,987,837     4,918,301     4,966,935     4,918,301

Incremental shares
 for exercise of
 stock options         186,798       118,419       133,556        72,567
                    -----------  ------------  ------------  ------------

Adjusted number of
 common shares
 outstanding         5,174,635     5,036,720     5,100,491     4,990,868
                    ===========  ============  ============  ============


Net income (loss)      $79,000     $(677,000)  $(3,222,000)  $(2,864,000)
                    ===========  ============  ============  ============


Net income (loss)
 per share              $ 0.02       $ (0.13)      $ (0.63)      $ (0.57)
                    ===========  ============  ============  ============