Form 10-K
period 1998-02-28
EVANS INC
filed 1998-06-09
CIK 33780

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended February 28, 1998, Commission File No. 0-1500
                              Evans, Inc.
            (Exact name of registrant as specified in its charter)

                Delaware                               36-1050870
      (State or other jurisdiction of                  (I.R.S.Employer
       incorporation or organization)
       Identification No.)

      36 South State Street, Chicago, Illinois            60603
      (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including
      area code                                       (312) 855-2000

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

                                  Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ____

      The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $3,453,000. For purposes of this calculation, all directors and officers of the Registrant have been considered to be affiliates.

      As of May 22, 1998, 5,050,245 shares of the Registrant's common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on July 21, 1998 are incorporated into Parts I and III of this Form 10-K.

                                    PART I

Item 1.           Business

Evans, Inc. (together with its subsidiaries, hereinafter "Evans" or the "Company"), founded in 1929, was conducted by a predecessor and affiliates until 1963 when the Company was incorporated under Delaware law. Evans' executive offices are located at its flagship store at 36 South State Street, Chicago, Illinois 60603 and its telephone number is (312) 855-2000.

Evans is a retailer of fur apparel, cloth coats and suits, dresses, sportswear, and related items and services. Fur apparel is carried in all Company-owned stores, excluding the two Evans Woman locations, while women's ready-to-wear apparel is carried in the 10 Chicago area Evans and Evans Woman stores. Company stores are located in Metropolitan Chicago, Austin, Dallas and Washington D.C. areas. The Company operates leased departments in 54 locations in eight major department store chains located in major metropolitan areas throughout the eastern half of the United States and three locations in California.

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

Evans employs regularly on a full or part-time basis approximately 825 employees whose number increases during the Christmas season to a peak of approximately 900.

Evans' business is seasonal in nature and historically realizes a major portion of its annual revenues in the second half and most of its earnings in the fourth quarter of its fiscal year. This seasonality results in an increase in short-term borrowings in the beginning of the third quarter which continues well into the fourth quarter of the year due to increased inventories and accounts receivable during such period.

Item 1.           Business, continued

During August, 1997, the Company acquired the world-wide fur trademark of Maximillian (R) and entered into a multi-year license agreement with Bloomingdale's Stores, a division of Federated Department Stores, Inc. to operate 17 fur salons under the Maximillian (R) name. Nine of the locations are in the eastern part of the United States, two in the Chicago metropolitan area and three locations each in Florida and California. During fiscal 1998, the Company discontinued four seasonal salons, two in Lazarus and one in Goldsmith's, both being divisions of Federated Department Stores, Inc. and one in Hudson's, a division of Dayton Hudson Corporation.

The Company offers retail customers a program of fur services, including cleaning, storage, repair, restyling and insurance. The Company provides storage for approximately 125,000 fur garments annually, primarily at facilities in its retail locations. Repair and restyling services are usually performed by Company personnel. Information regarding the percentage composition of the total revenues of the Company during the period indicated is set forth below:

----------------------------------------------------------------------------
                       Feb. 28,  Mar. 1,     Mar. 2,   Feb. 25,   Feb. 26,
                         1998       1997       1996      1995       1994
----------------------------------------------------------------------------
Retail Fur
Operations
Company-owned
    Stores                15.9%    19.0%      19.0%      22.8%     28.6%
    Leased                46.6      41.1       40.1       30.5      27.7
    Fur Service           13.9      15.6       14.4       13.4      10.6
Wholesale and Catalog
     Sales                                                           0.6
                          -----    -----      -----      -----     ------

      Subtotal             76.4      75.7        73.5       66.7     67.5

Women's Ready-To-
      Wear and             23.6      24.3        26.5       33.3     32.5
Accessories
----------------------------------------------------------------------------
        Total            100.0%    100.0%      100.0%     100.0%   100.0%
----------------------------------------------------------------------------

Evans believes that its continued operation of leased departments, and its operation of additional leased departments, as these department stores may expand, depends in large part on the continuance of present satisfactory relations with these chains.

The business in which Evans is engaged is highly competitive. In all locations, Evans competes with local furriers, department stores and specialty stores. Evans believes its emphasis on design and quality, broad coverage of price and size ranges and its advertising, promotional programs and competitive pricing have resulted in a substantial degree of customer acceptance of merchandise and services.

Based on statistics  compiled by the Fur Information  Council of America,  Evans
further   believes  that  it  is  the  nation's   largest   retail  fur  apparel
merchandiser.

Item 1.           Business, continued

The  following   table  sets  forth   information   concerning   the  number  of
Company-owned stores and Leased locations operated during the last five fiscal years:

--------------------------------------------------------------------------
                       Feb. 28,   Mar. 1,    Mar. 2,  Feb. 25,  Feb. 26,
                         1998       1997      1996      1995      1994
--------------------------------------------------------------------------
Locations Opened
    or Acquired
Company-owned                                                       2
Leased (1)                17         1          1        27         4

Locations Closed:
Company-owned                                   4                   1
Leased (1)                 4         14         1                   5

End of Period:
Company-owned             15         15        15        19        19
Leased (1)                54         41        54        54        27

(1) Includes seasonal leased locations (generally operated October through January).

------------------------------------------------------------------------------

Financial Information about Industry Segments

The Company's operations are in a single industry, retailing furs and apparel through the operation of stores and leased departments. All operations are within the United States and no one customer accounts for more than 10% of revenues.

Item 2.           Properties

All Company stores and distribution centers and corporate facilities are operated in leased premises deemed suitable for their activities. The leased premises, the sizes thereof and the lease expiration dates are as follows:

--------------------------------------------------------------------------
          Store             Expiration Dates (a)        Square Feet
--------------------------------------------------------------------------
Chicago Area:
(Evans)
36 South State Street
Retail Lease                     12/17/2012                61,775
Office Lease                     12/17/2007                36,020 (b)

Shopping Centers:
(Evans)
River Oaks                       02/28/2007                26,174
North Riverside Mall             02/28/2003                14,326
Yorktown                         05/31/2006                15,718
Evergreen Plaza                  04/30/2001                11,862
Ford City                        02/28/2002                12,181
Orland Square                    02/28/2002                12,000
Harlem Irving Plaza              01/31/1999                7,800

(Evans Woman)
Ford City                        02/28/2002                3,034
Evergreen Plaza                  04/30/2001                2,633

Washington D.C. Area:
(Evans/Rosendorf)
1750 K Street, N.W.              02/28/2005                9,718
Tyson's Corner Center            06/30/2006                2,664
Montgomery Mall                  01/31/2002                3,342

Texas (Koslow's)
Caruth Plaza, Dallas             04/30/2000                14,363
The Arboretum, Austin            07/31/2005                6,000

Distribution Center

Hillside, Illinois               06/30/1999                36,625
New York, New York               08/31/2000                3,520


--------------------------------------------------------------------------
(a)    Includes options to renew.
(b)The Company has served notice of termination of the office lease effective August 31, 1998.

Item 3.           Legal Proceedings

Evans is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability will not have a material effect on the consolidated financial statements of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders of the Company for a vote during the fourth quarter of the fiscal year ended February 28, 1998.

Item 4A.    Executive Officers of the Registrant

--------------------------------------------------------------------------
                                                                  Served
      Name       Age                     Title                    as
                                                                  Title
                                                                   Since
--------------------------------------------------------------------------
David B. Meltzer  69  Chairman of the Board                        1988

Samuel B. Garber  63  Vice President, General Counsel and
                           Secretary                               1981

William E.        40  Vice President - Finance and Chief
Koziel                Financial                                    1995
                           Officer

Robert K.         44  President and Chief Executive Officer        1997
Meltzer               Executive Vice President - General
                           Merchandising Manager                   1990

John Sarama       46  Vice President of Operations                 1990

Dean Obrecht      53  Vice President of Human Resources            1996
--------------------------------------------------------------------------

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


                                                1998
                         -------------------------------------------------
                                  BID PRICE              DIVIDENDS
                         -------------------------
                            HIGH         LOW             DECLARED
                         -------------------------------------------------
      1st Quarter          $1-1/4        $5/8              ----
      2nd Quarter          $3-3/4        $5/8              ----
      3rd Quarter          $3-7/8       $2-1/8             ----
      4th Quarter          $2-1/4       $1-1/2             ----
                         -------------------------------------------------


                                                1997
                         -------------------------------------------------
                                 BID PRICE               DIVIDENDS
                         ------------------------
                            HIGH         LOW             DECLARED
                         -------------------------------------------------
      1st Quarter          $2-3/4      $1-1/8              ----
      2nd Quarter          $2-5/8      $1-3/4              ----
      3rd Quarter          $2-1/2      $1-5/8              ----
      4th Quarter          $1-7/8        $1                ----
                         -------------------------------------------------




As of February 28, 1998, there were approximately 700 holders of the Company's common stock.

The Company is restricted, under the terms of a debt agreement, from paying any dividends at February 28, 1998 (see Note 3 to the consolidated financial statements).

Item 6.           Selected Financial Data

                         --------------------------------------------------
                           1998        1997      1996       1995      1994
                         ---------------------------------------------------
                        ($ In Thousand's, Except Per Share Amounts)
Financial Position:
Total assets              $48,400    $42,622   $46,011   $48,816   $53,943
Total liabilities          32,099     25,568    24,233    27,272    20,335
Shareholders' equity       16,301     17,054    21,778    21,544    33,608
Current assets             39,707     35,597    32,119    35,152    39,374
Current liabilities        30,291     24,301    22,334    26,078    20,266
                                                           (a)      (a)
Current ratio               1.31      1.46      1.44      1.35      1.94
Long-term debt             1,808     1,224      1,888     1,178

Results from Operations:
Total revenues            $92,255    $82,704   $96,566   $86,817  $96,785
Restructuring                                              3,176
Net (loss) earnings        (835)      (4,724)     234    (12,064)   1,960
                                       (b)                 (c)      (d)
Common Share Data:
Net (loss) earnings per                (e)       (e)       (e)      (e)
share                     $(0.17)    $(0.96)    $0.05    $(2.45)   $0.40
     Basic                $(0.17)    $(0.96)    $0.05    $(2.45)   $0.39
     Diluted
                                       (b)                 (c)      (d)
Weighted average common
and common equivalents
Shares outstanding
     Basic               4,973,819  4,918,301 4,918,301 4,918,301 4,918,301
     Diluted             4,973,819  4,918,301 4,918,301 4,918,301 5,051,255

Book value per share       $3.28      $3.47     $4.43     $4.38    $6.65

 (a) Certain long-term debt obligations have been reclassified to current liabilities in conformance with Emerging Issues Task Force Abstract Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements".
 (b) Net loss includes a $729 or $0.15 per share charge for the write-down to fair market value of the 36 South State Street property.
 (c) Net loss includes a $1,333 or $0.27 per share tax provision for an increase of its valuation allowance with respect to future tax benefits of the net operating loss reflected in deferred income taxes.
 (d) Net earnings include $1,500 or $0.30 per share for the cumulative effect of an income tax accounting change from adopting Statement of Financial Accounting Standards 109 "Accounting for Income
 (e)  Taxes".
      Net (loss) earnings per share has been restated based upon Statement of Financial Accounting Standards 128, "Earnings Per Share").

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues during fiscal 1998 increased $9,551,000 (11.5%) in comparison to fiscal 1997 as the result of increases of $7,938,000 (16.0%) in fur merchandise sales and $1,643,000 (8.2%) in women's ready-to-wear sales offset by a slight decrease in service sales of $29,000 (0.2%). The increase in fur merchandise sales was due primarily to sales of $14,073,000 at locations acquired during the second quarter of fiscal 1998 as well as $855,000 in sales associated with a store-closing event at Macy's in Texas during the first quarter. The increase was partially offset by decreases of $3,182,000 (6.9%) in sales at comparable locations, $3,378,000 in sales associated with a store closing event at Marshall Fields in Texas during the latter half of fiscal 1997 and $448,000 in sales related to a store closed during the second quarter of fiscal 1997. The decrease in fur merchandise sales at comparable locations was largely due to a $3,025,000 decrease during the months of January and February, which the Company believes resulted from the impact of the warmest January and February since the U.S. weather bureau began compiling statistics, coupled with a decrease of $1,021,000 during March, 1997 which resulted from a lack of availability of finished goods at certain affordable retail price levels. The Company believes that the women's ready-to-wear comparable store sales increase of $1,643,000 (8.2%) was primarily due to the refocusing of its efforts on providing product in line with tastes of its target consumers. Service revenues decreased slightly for the fiscal year due to an increase of $809,000 associated with locations acquired during the second quarter of fiscal 1998 offset by a decrease of $516,000 (4.1%) in sales at comparable locations and prior year sales including $322,000 related to a store closed during fiscal 1997.

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

Cost of goods and services sold, buying and occupancy costs were 63.9% of total revenues in fiscal 1998 as compared to 65.3% in fiscal 1997 and 64.0% in fiscal 1996. During fiscal 1998, cost of goods sold as a percentage of total revenues decreased over the prior year (49.5% versus 50.5%) and returned to fiscal 1996 levels. The increase in the prior year was due to the Company's attempt to stimulate demand at certain lower retail price points, primarily in the mink classifications. Occupancy costs as a percentage of total revenues decreased in fiscal 1998 as compared to the prior year (12.2% vs. 12.4%) due primarily to the impact of fixed rental costs as measured against the overall increase in sales. Buying costs as percentage of total revenues increased slightly over the prior year. During fiscal 1997, occupancy costs as percentage of total revenues increased as compared to the prior year (12.4% versus 12.1%) due primarily to the impact of fixed rental costs as measured against the overall decrease in sales. Buying costs in fiscal 1997 as a percentage of total revenues were up slightly over the prior year.

During fiscal 1998, selling and general expenses increased by $1,621,000 (5.3%) as compared to the prior year. Payroll and related fringe benefits increased $948,000 or 5.6% due to the additional payroll and benefits associated with the acquisition of 17 salons operating under the Maximilian name. Fees related to using bankcards increased by $286,000 or 66.1%. This increase relates to the increase in business at the acquired salons. Due to the acquisition, the sale of the building and services related to systems and data processing, professional services increased by $157,000. Due to a decrease in the balance of the Evans credit card portfolio, finance income decreased by $111,000. During fiscal 1997, selling and general expenses decreased by $1,892,000 (5.8%) as compared to the prior year. Payroll and related fringe benefits decreased $723,000 or 4.1% due to a sales commission related decrease of $231,000 at comparable locations and a $662,0900 decreased at locations closed during and subsequent to fiscal 1996 partially offset by $170,000 of payroll and related fringe benefits with a Marshall Field's store closing event in three stores in Texas. Data processing costs decreased by $171,000 or 20% as compared to the prior year due to continued savings associated with the migration to a lower based operating platform for the Company's systems. Advertising expense decreased by $984,000 or 11.3% due largely to a decrease of $600,000 at locations closed during and subsequent to fiscal 1996.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

Interest expense for fiscal 1998 and 1997 increased $66,000 (4.6%) and $63,000 (4.5%) respectively as compared to fiscal 1997 and fiscal 1996 due in large part to higher average short-term borrowings partially offset by lower average interest rates as compared to the prior year.

The Company recorded net other income of $63,000 for fiscal 1998 and $5,000 for fiscal 1996 compared to net other expense of $673,000 for fiscal 1997. The net other expense for fiscal 1997 was the result of a charge of $729,000 recorded for the write-down to fair market value of the property located at 36 S. State Street partially offset by a gain from the sale of the Fort Worth real estate during the fourth quarter. The net other income for fiscal 1998 was due primarily to a $58,000 reversal of the prior year write-down on the property at 36 S. State Street resulting from the consummation of the transaction. Fiscal 1996 net other income was primarily interest income from temporary cash investments.

The effective tax rate in fiscal 1998 was 10.6% as compared to 19.6% in fiscal 1997 and 1996, respectively.

During fiscal 1998 and 1997, the Company increased its valuation allowance with respect to the future tax benefits and the uncertainty of their ultimate realization. The Company will continue to evaluate the valuation allowance recorded with respect to the future tax benefits reflected in deferred income taxes. During fiscal 1996, the Company utilized a portion of its net operating loss carry forward to fully offset the tax provision.

Fiscal 1998 resulted in a net loss of $835,000 as compared to a net loss of $4,724,000 in fiscal 1996 and a net earnings of $234,000 in fiscal 1996. The net loss for fiscal 1998 was due primarily to the decline in total fur sales and related gross margins from continuing operations during the last two months of the fiscal year. The Company believes these results reflect the adverse impact of record breaking warm temperatures in the months of January and February believed to be caused by the effects of the strongest El Nino in the last fifteen years.

The net loss for fiscal 1997 was due primarily to the decline in total fur sales and related gross margins which the Company believes was the result of the significant increase in fur prices, primarily mink, coupled with the lack of availability of finished goods at certain affordable retail price levels. The Company believes that the significant increase in demand worldwide (primarily markets in Korea, Russia and China) for mink during fiscal 1997 combined with a static supply of fur precipitated both the highest price increase ever recorded at the wholesale level and the lack of product availability. In addition, record high consumer debt levels had an adverse impact on consumer

ITEM 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations, continued

Results of Operations, continued

purchasing power. The Company also recorded a $729,000 write-down to fair market value for its 36 South State Street property.

The net earnings for fiscal 1996 were largely due to the increase in total revenues and improved gross margins as well as the cost reductions achieved as part of the Company's restructuring initiated at the end of fiscal 1995, partially offset by the increase in occupancy costs and interest expense.

All indications are that the price of fur merchandise, primarily mink, will increase moderately in fiscal 1999 due to an increase in the demand for fur, primarily in markets outside of North America. Also, preliminary indications are that finished goods will be available in sufficient quantities at all price levels to meet the Company's needs for fiscal 1999. The Company is encouraged by the broad coverage of fur fashions by the national fashion publications, as well as the significant increase of prominent designers using fur in their collections.

Liquidity and Capital Resources
Cash and cash equivalents at February 28, 1998 were $650,000, an increase of $497,000 as compared to March 1, 1998. The increase was due primarily to cash provided by financing activities of $5,016,000 partially offset by cash used in operating and investing activities of $3,736,000 and $783,000, respectively.

The cash used in operating activities was primarily due to increases of merchandise inventories of $5,361,000 partially offset by an increase in accounts payable of $1,847,000. The increase in merchandise inventories was due to the incremental inventory needed to provide merchandise for the acquired locations coupled with inventory remaining at the end of the year due to the decline in sales during the months of January and February. Accounts payable increased as a result of the purchases of additional inventory in the current year.

The cash used in investing activities was due to the payment of $5,387,000 for the acquisition of the inventory and operating assets as well as the world-wide fur trademark of Maximilian(R) to operate fur salons within Bloomingdale's Stores. Offsetting the acquisition was the proceeds received from the sale of the Company's State Street building of $4,871,000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued

The cash provided by financing activities was for net proceeds from short-term borrowings of $3,713,000, amounts received related to the acquisition of Maximilian(R) at Bloomingdale's of $3,815,000 and a net increase of the long-term credit facility of $1,010,000. These increases were offset by payments on long-term borrowings of $3,522,000.

On June 16, 1997, the Company finalized an agreement with a new lender to refinance the existing senior secured debt and provide for the Company's working capital needs. The new agreement provides for a three year $27,000,000 credit facility which includes a term loan of $2,000,000. The agreement provides for interest at 0.25% over the base rate (prime) for the revolving facility and term loan. The agreement provides for monthly principal payments of $23,810 beginning October 1, 1997 with the remaining unamortized balance due June 15, 2000.

On August 7, 1997, the Company entered into an agreement with its lender for an amendment to its loan and security agreement. The amendment, among other things, increased the credit facility to $35,000,000 from $27,000,000. Additionally, the revolving loan commitment, which provides for direct borrowing was increased to $33,000,000 from $25,000,000. The financial covenants were adjusted to reflect the acquisition of the assets of Triomphe Fourrures incorporated, as well as the Company's current financial operating condition.

On December 17, 1997, the Company closed on the sale and lease back of its flagship store and corporate office headquarter building located at 36 S. State Street in Chicago, Illinois. The net proceeds of $4,100,000 generated from the sale were used first to pay down the unamortized senior secured long-term payable obligation and then the secured revolving loan obligation.

On May 28, 1998, the Company amended its agreements with its lenders to establish and modify certain financial covenants to reflect the Company's current operating results and financial needs.

On June 3, 1998, the Company amended its agreement and promissory note related to the acquisition of the assets in connection with the operation of Maximilian(R) Fur Salons. The amendments provide for a revised payment plan for the quarterly installments due May 4, 1998 and August 4, 1998. The payments will be made as follows: $100,000 due June 30, 1998, $84,850 due monthly from August 31, 1998 through November 30, 1998 with the final installment due December 15, 1998. These payments will be paid with interest at a rate of 10% per annum. The remaining debt schedule will remain intact.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued

The Company's anticipated capital expenditures for fiscal 1998 are approximately $700,000 to be used primarily for improvements to existing locations.

The credit facility which expires June 15, 2000 is considered adequate to finance seasonal inventory requirements as well as capital expenditures through fiscal 1998.

Other
In response to the Year 2000 issue, the Company has begun to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company is in the process of communicating with its vendors and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company does not anticipate any material problems associated with using computer programs or retrieving computerized information with respect to Year 2000. The Company is still quantifying the impact of total costs associated with the required modifications and conversions. These costs are being expensed as incurred.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), was issued in June 1997. SFAS No. 130, effective for financial statements for periods beginning after December 15, 1997 requires the reporting of comprehensive income in a financial statement that is presented with the same prominence as other financial statements. The Company's financial statements are prepared in accordance with SFAS No. 130 and the Company believes that net (loss) earnings in the statement of operations reflects the comprehensive income of the Company.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), was issued in June 1997. This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently evaluating the effect of adopting SFAS No. 131.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Other, continued

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other post retirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company does not anticipate any significant changes in disclosure being required by SFAS No. 132.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The statements contained in Item 1 (Description of Business) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may include forward-looking statements. The Company cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause Evans' actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include, without limitation, general economic and business conditions affecting the customers in existing and new geographical markets, competition from national, regional and local retailers, the availability of sufficient capital, and the ability to obtain and identify the right product mix and to maintain sufficient inventory to meet customer demand.

Item 8.           Financial Statement and Supplementary Data


                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
  Board of Directors
Evans, Inc.


We have audited the accompanying consolidated balance sheets of Evans, Inc. and Subsidiaries as of February 28, 1998 and March 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended February 28, 1998, March 1, 1997 and March 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans, Inc. and Subsidiaries at February 28, 1998, March 1, 1997 and the consolidated results of their operations and their cash flows for the years ended February 28, 1998, March 1, 1997 and March 2, 1996 in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.





June 4, 1998
Chicago, Illinois

                          EVANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       February 28, 1998 and March 1, 1997
                                ($ In Thousands)

                                                   1998     1997                                                      1998      1997
                                                -------  --------                                                  -------   -------
ASSETS                                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current assets:                                                       Current liabilities:
  Cash and cash equivalents                       $650      $153        Notes payable                              $13,021   $9,308
  Accounts receivable, less allowance for                               Current portion of long-term debt           1,411       692
    doubtful accounts of $535 and $755          12,639    12,665        Accounts payable                           11,165     9,318
  Merchandise inventories                       25,495    17,130        Accrued liabilities:
  Prepaid expenses and other current assets        923       899          Payroll                                     324       455
  Assets held for sale                               -     4,750          Taxes, other than on income                 967     1,267
                                                -------  --------
                                                                          Rent                                      1,563     1,395
Total current assets                            39,707    35,597          Vacations                                   772       789
                                                -------  --------
                                                                          Other                                     1,068     1,077
                                                                                                                   -------   -------
Property and equipment:
                                                                      Total current liabilities                    30,291    24,301
                                                                                                                   -------   -------
  Furniture and equipment                        5,590     5,524
  Leasehold improvements                         6,052     5,792      Long-term debt                                1,808     1,224
                                                -------  --------                                                  -------   -------

                                                11,642    11,316      Other liabilities                                 -        43
                                                                                                                   -------   -------

                                                                      Commitments and contingent liabilities            -         -
                                                                                                                   -------   -------

                                                                      Shareholders' equity:
  Accumulated depreciation and amortization     (8,203)   (7,398)       Preferred stock, $1.00 par value, 3,000,000 shares
                                                -------  --------
                                                                          authorized, none issued
                                                 3,439     3,918        Common stock, $.20 par value, 8,000,000 shares
                                                -------  --------
                                                                          authorized, 6,333,435 shares issued       1,267     1,267
                                                                        Capital in excess of par value             15,495    15,660
                                                                        Retained earnings                           3,890     4,725
                                                                        Treasury stock, 1,339,190 and 1,415,134 shares
Intangible and other assets                                               at cost                                  (4,351)   (4,598)
                                                                                                                   -------   -------
  (net of accumulated amortization of $1,341 and
    and $1,090)                                  5,254     3,107      Total shareholders' equity                   16,301    17,054
                                                -------  --------                                                  -------   -------

                                                $48,400  $42,622                                                   $48,400   $42,622
                                                =======  ========                                                  =======   =======


The accompanying notes are an integral part of the consolidated financial statements.

                       EVANS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
  for the years ended February 28, 1998, March 1, 1997 and March 2, 1996
                ($ In Thousands Except Per Share Amounts)



                                    1998            1997           1996
                                 -----------     -----------    -----------

Net sales                           $79,369         $69,789        $82,650
Service revenues                     12,886          12,915         13,916
                                 -----------     -----------    -----------

  Total revenues                     92,255          82,704         96,566
                                 -----------     -----------    -----------

Cost of goods and services sold,
  occupancy and buying costs         58,906          53,988         61,787
Selling and general expenses         32,239          30,617         32,510
Provision for doubtful accounts         416             621            600
Interest expense                      1,512           1,446          1,383
Other (income) expense, net             (63)            673             (5)
                                 -----------     -----------    -----------

                                     93,010          87,345         96,275
                                 -----------     -----------    -----------

   (Loss) earnings before provision
     for income taxes                  (755)         (4,641)           291

Provision for income taxes               80              83             57
                                 -----------     -----------    -----------

    Net (loss) earnings               ($835)        ($4,724)          $234
                                 ===========     ===========    ===========

Net (loss) earnings per share
     Basic                           ($0.17)         ($0.96)         $0.05
                                 ===========     ===========    ===========
     Diluted                         ($0.17)         ($0.96)         $0.05
                                 ===========     ===========    ===========

Weighted average common and common
  equivalent shares
     Basic                        4,973,819       4,918,301      4,918,301
                                 ===========     ===========    ===========
     Diluted                      4,973,819       4,918,301      4,918,301
                                 ===========     ===========    ===========



 The accompanying notes are an integral part of the consolidated financial statements.

                                EVANS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES
                                   IN SHAREHOLDERS' EQUITY

                           for the years ended February 28, 1998,
                               March 1, 1997 and March 2, 1996

                             ($ In Thousands except share data)


                                              Capital in
                             Common Stock     Excess of   Retained   Treasury Stock
                            Shares   Amount   Par Value   Earnings   Shares   Amount   Total
                           ------------------ ----------  --------- ------------------ -------

  Balance, February 25,
    1995                   6,333,435 $ 1,267   $ 15,660    $ 9,215  1,415,134$ (4,598) $ 21,544

  Net earnings                                                 234                        234
                           ------------------ ----------  --------- ------------------ -------

  Balance, March 2,
    1996                   6,333,435   1,267     15,660      9,449  1,415,134  (4,598) 21,778

  Net loss                                                  (4,724)                    (4,724)
                           ------------------ ----------  --------- ------------------ -------

  Balance, March 1,
    1997                   6,333,435   1,267     15,660      4,725  1,415,134  (4,598) 17,054

  Stock Options Exercised                            (7)              (4,000)      13       6
  Stock Compensation to
       Directors                                   (158)             (71,944)     234      76
  Net loss                                                    (835)                      (835)
                           ------------------ ----------  --------- ------------------ -------

  Balance, February 28,
    1998                   6,333,435 $ 1,267   $ 15,495    $ 3,890  1,339,190$ (4,351) $ 16,301
                           ================== ==========  ========= ================== =======






The accompanying notes are an integral part of the consolidated financial statements.

                            EVANS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the years ended  February 28,  1998,  March 1,
                        1997 and March 2, 1996 ($ In Thousands)

                                                     1998         1997        1996
                                                   ---------    ---------   ----------

Cash Flows from Operating Activities:
Net (loss) earnings                                    (835)      (4,724)         234

Adjustments to reconcile  net (loss)
earnings to net cash provided by (used in)
operating activities:
  Depreciation and amortization                       1,073        1,426        1,435
  Net gain from the disposition of
    property and equipment                              (52)         (55)          (3)
  Net loss (gain) from write-down of property
    and equipment                                                    729         (154)
  Provision for doubtful accounts                       416          621          600
  Non-cash compensation expense                          70

  Change in assets and liabilities net of effects
  of acquisition:
    Accounts receivable                                (390)       2,698          521
    Merchandise inventories                          (5,361)      (2,369)       1,640
    Prepaid expenses and other current assets           (24)         255         (642)
    Long-lived assets                                  (161)         141         (673)
    Accounts payable                                  1,847        2,707       (2,300)
    Accrued liabilities                                (289)        (478)      (1,469)
    Other liabilities                                   (30)          32           (5)
                                                   ---------    ---------   ----------

Net cash (used in) provided by operating activities  (3,736)         983         (816)

Cash Flows from Investing Activities:
Acquisition of business                              (5,387)
Proceeds from the sale of property and equipment      4,871          360            3
Additions to property and equipment                    (267)        (484)        (836)
                                                   ---------    ---------   ----------

Net cash used in investing activities                  (783)        (124)        (833)

Cash Flows from Financing Activities:
Proceeds from short-term borrowing                    3,713           89
Principal payments on short-term borrowing                                       (746)
Notes payable related to acquisition                  3,815
Payment of notes payable related to acquisition      (1,048)
Additional long-term debt                             1,010                     2,000
Principal payments on long-term debt                 (2,474)      (1,015)        (519)
                                                   ---------    ---------   ----------

Net cash provided by (used in) financing activities   5,016         (926)         735
                                                   ---------    ---------   ----------

Net increase (decrease) in cash and cash equivalents    497          (67)        (914)
Cash and cash equivalents at beginning of period        153          220        1,134
                                                   ---------    ---------   ----------

Cash and cash equivalents at end of period              650          153          220
                                                   =========    =========   ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest                                            1,429        1,454        1,393
  Income taxes                                           34           98           57

The accompanying notes are an integral part of the consolidated financial statements.

                         EVANS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

      The following is a summary of the significant accounting policies followed in the preparation of the financial statements:

      A.    Principles of Consolidation

            The consolidated financial statements include the accounts of Evans, Inc. and it subsidiaries, all of which are wholly owned.

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

      D.    Merchandise Inventories

            Merchandise inventories are stated at the lower of cost or market with cost determined on the basis of specific identification for furs (approximately 92% and 88% of total inventory in fiscal 1998 and 1997, respectively) and on the retail method on a first-in, first-out basis for other inventories. The Company includes in inventory certain purchasing and handling costs. The Company believes this method provides for matching the full cost of obtaining merchandise and preparing it for sale with related revenues.

      E.    Property and Equipment

            Property and equipment are stated at cost. Depreciation is provided on the straight-line method in the financial statements over the estimated useful lives of the assets. The estimated useful lives are 3-10 years for furniture, fixtures, other equipment and software. Leasehold improvements are amortized generally over the shorter of the life of the related asset or the remaining term of the lease. Accelerated methods of depreciation are used for tax purposes.

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

      F.    Intangibles and Other Assets

            Intangibles, contracts and other deferred charges are stated at cost less amortization provided on a straight-line basis over periods ranging from 4 to 40 years. Approximately 95% of the assets have amortization periods of 20 years (for goodwill) and 40 years (for other intangibles). The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can berecovered through undiscounted future operating cash flows. The amount of impairment, if any, would be measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

      G.    Advertising and Preopening Costs

            Advertising costs and costs incurred in connection with the opening of new locations are expensed as incurred. Total advertising expense for the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996 was $7,647,000, $7,737,000 and
            $8,721,000 respectively.

                         EVANS, INC. AND SUBSIDIARIES

1.     Significant Accounting Policies, continued

      H.    Earnings per Share

            The Company has adopted Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," effective February 28, 1998 which specifies the computation, presentation, and disclosure requirements for earnings per share. The computation of basic earnings per common share is computed based on net income available to common shareholders divided by the weighted average common shares outstanding. The computation of diluted earnings per common share is based on net income divided by weighted average common shares and potentially dilutive securities such as stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 standards.

      I.    Fiscal Year

            The Company's fiscal year ends on the Saturday nearest the end of February. Fiscal 1998 and 1997 ended February 28, 1998 and March 1, 1997, respectively, and were comprised of 52 weeks each. Fiscal 1996 ended March 2, 1996 and was comprised of 53 weeks.

      J.    Industry Segment Information

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

      K.    Income Taxes

            Taxes on income are accounted for under the liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets due to the uncertainty of their

                         EVANS, INC. AND SUBSIDIARIES

1.     Significant Accounting Policies, continued

      K.    Income Taxes, continued

            ultimate realization. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

      L.    Use of Estimates

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

2.    Cash and Cash Equivalents Concentration

      A significant portion of the Company's cash and cash equivalents are maintained with one financial institution. The cash accounts of this financial institution are insured up to the limits of federal government requirements.

3.    Debt Obligations

      At February 28, 1998 and March 1, 1997, long-term debt consisted of the following:
                                                  1998           1997
                                                  ----           ----
       Note  payable,  $1,573,000  amount  due
       August,  1997,  $524,000  due in November
       1997 and  February  1998,  $100,000  due
       June 1998,  subsequent monthly
       installments of $84,850 August,  1998
       through December 1998 (10% per annum),
       subsequent quarterly installments of
       $262,000 due November, 1998 through
       November 1999; $932,000 due December 1999
      (Note 11)                                 $2,766,000

       Note payable,  floating prime rate plus
       1% (Maximum rate of 11%), $91,000
       principal amount due July,1995;
       subsequent  principal due in semi-annual
       amounts of $181,000 beginning January,
       1996, through January, 1999; $91,000
       due July, 1999.                             453,000     $816,000

                         EVANS, INC. AND SUBSIDIARIES

3.    Debt Obligations, continued

       Note payable, floating prime rate
       plus 2%.  Principal due in
       Monthly installments of $27,500
       beginning July, 1995 through
       April, 1998; 715,000 due May, 1998.                      1,100,000
                                                 ------------   ---------
                                                   3,219,000    1,916,000
       Less amounts due in one year                1,411,000      692,000
                                                 -----------   ----------
                                                  $1,808,000   $1,224,000

      At February 28, 1998, the Company had an available line of credit of $21,919,000 ($17,086,000 of which was used in support of letters of credit, bankers acceptances, direct borrowings and other reserves).

      On June 16, 1997, the Company finalized an agreement with a new lender to refinance the existing senior secured debt and provide for the Company's working capital needs. The agreement provides for a three year $27,000,000 credit facility which includes a term loan of $2,000,000. The agreement further provides for interest at 0.25% over the base rate (prime) for direct borrowings under the revolving facility and the tem loan. Prime rate was 8.50% at February 28, 1998. The agreement contains provisions which, among other things, require the maintenance of certain financial covenants, the most restrictive of which is the maintenance of a certain level of earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement prohibits the payment of cash dividends and requires a commitment fee of three-tenths of one percent per annum on the unused portion of the revolving loan. Also, all assets, rights interest and properties of the Company are pledged as collateral for the revolving and term loan obligations.

      On August 7, 1997, the Company entered into an agreement with its lender for an amendment to its loan and security agreement. The amendment, among other things, increased the credit facility to $35,000,000 from $27,000,000. Additionally, the revolving loan commitment, which provides for direct borrowing was increased to $33,000,000 from $25,000,000. The financial covenants were adjusted to reflect the acquisition of the assets of Triomphe Fourrures incorporated, as well as the Company's current financial operating condition.

                         EVANS, INC. AND SUBSIDIARIES

3.    Debt Obligations, continued

      On December 17, 1997, the Company consummated on the sale and lease back of its flagship store and corporate office headquarter building located at 36 S. State Street in Chicago, Illinois. The net proceeds of $4,100,000 generated from the sale were used first to pay down on the unamortized senior secured long-term payable obligation and then the secured revolving loan obligation.

      On May 28, 1998, the Company amended its agreements with its lenders to establish and modify certain financial covenants to reflect the Company's current operating results and financial needs.

      Scheduled payments on long term debt for the fiscal years 1999 and 2000 are $1,411,000 and $1,808,000 respectively.

      The weighted average interest rate on short-term borrowings was 9.26%, 10.41% and 11.24% for fiscal years 1998, 1997 and 1996, respectively.

4.    Common Stock

      During fiscal 1996, 225,000 options were issued to officers of the Company at a price of $1.50 per share being 100% of the market price at the date of issue. During fiscal 1996, the Company granted key employees and members of the Board of Directors options for 166,000 and 10,000 shares at prices of $1.50 and $1.375, respectively, the prices being 100% of market value at the dates of grant.

      During fiscal 1997, the Company granted additional key employees and a new member of the Board of Directors options for 36,500 and 10,000 shares at prices of $2.25 and $2.00, respectively, the prices being 100% of market value at the dates of grant. Also, options granted on 7,000 shares expired during fiscal 1997.

      During fiscal 1998, the Company granted additional key employees options for 2,500 at a price of $2.00, the prices being 100% of market value at the date of grant. Also, 4,000 options were exercised and options granted on 13,500 shares expired during fiscal 1998.

      As of February 28, 1998, 425,500 options were exercisable and 74,500 were available for grant under the Company's stock option plan.

                         EVANS, INC. AND SUBSIDIARIES

4.    Common Stock, continued

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

5.    Service Charges

      Service charges on customer credit accounts are netted against selling and general expenses. Service charges amounted to $1,670,000, $1,811,000 and $2,142,000 in the years ended February 28, 1998, March 1, 1997 and March 2, 1996 respectively.

6.    Income Taxes

      The components of the net deferred tax asset as of February 28, 1998 and March 1, 1997 were as follows:
                                         1998                 1997
                                         ----                 ----

      Deferred tax assets:
            Net operating loss            $10,092,000       $ 10,721,000
            Sales taxes                       318,000            319,000
            Vacations                         257,000            263,000
            Property and equipment            490,000                 -
            Other                             961,000          1,313,000
            Valuation allowance           (11,855,000)       (11,546,000)
                                          -----------        -----------
      Total deferred tax assets               263,000          1,070,000

                         EVANS, INC. AND SUBSIDIARIES

6.    Income Taxes, continued

            Deferred tax liabilities:
            Property and equipment                    -       (909,000)
            Accounts receivable                (263,000)      (161,000)
                                               --------       --------
      Total deferred tax liabilities           (263,000)    (1,070,000)
                                               --------       --------
      Net deferred tax balance            $      -0-        $    -0-
                                               ========       ========
      The Company has recorded a valuation allowance with respect to the future tax benefits as a result of the uncertainty of their ultimate realization.

      The Company has net operating loss carryforwards of approximately $23,078,000 available to offset future taxable income. These carryforwards expire in the years 2005 through 2012.

      The provision for income taxes is comprised of:

                             1998           1997          1996
                             ----           ----          ----
        Current
         Federal           $36,000
        State               44,000        $83,000      $57,000
                            ------         ------       ------
        Deferred
         Federal
        State              _______         _______       _______
        Total              $80,000         $83,000       $57,000
                           =======         =======       =======
      The income tax provision differed from a provision computed at the U.S.
statutory   rate as follows:
                                    1998        1997         1996
                                    ----        ----         ----
      Statutory federal tax rate   (34.0)%     (34.0)%      34.0%
      Increase (decrease) in
       valuation allowance          34.2        33.5       (25.1)

      State taxes on income, net
       of federal tax benefit        3.8         1.2        12.9

      Other                          6.6         1.1        (2.2)
                                    -----       -----       ------

                                    10.6%         1.8%      19.6%
                                    =====       ======      =====

                         EVANS, INC. AND SUBSIDIARIES

7.    Profit-Sharing Plan

      The Company maintains a profit-sharing plan covering substantially all eligible employees. Employees become eligible after completing one year of employment in which they complete 1,000 hours of service. Contributions from employees are based on a percentage of their compensation on a before-tax basis. The Company's contribution to the Plan is determined annually by the Board of Directors of the Company. The Company contributed $0, $38,000 and $27,000 to the Plan for the years ended February 28, 1998, March 1, 1997 and March 2, 1996, respectively.

8.    Leases

      The Company operates primarily in leased facilities under long-term leases. Noncancelable lease terms generally range from 2 to 12 years. The principal leases are for the corporate offices and for sales facilities with options to renew for additional periods and provide for minimum annual rentals plus additional rentals based on a percentage of sales, and payment of taxes, insurance and maintenance costs.

      Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                  1999                                $  3,399,000
                  2000                                   2,905,000
                  2001                                   2,820,000
                  2002                                   2,619,000
                  2003                                   2,081,000
                  Total thereafter                      10,322,000
                                                       -----------
                  Total minimum payments required      $24,146,000
                                                       ===========

                         EVANS, INC. AND SUBSIDIARIES

8.    Leases, continued

      The following schedule shows the composition of total rental expenses for all operating leases:
                                   1998       1997          1996
                                   ----       ----          ----
      Minimum rentals         $2,432,000   $2,374,000   $2,578,000
      Contingent rentals       6,717,000    6,053,000    7,010,000
                              $9,149,000  $8,427,000    $9,588,000


9.    Earnings (loss) per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                       Net        Weighted
                                  Earnings(loss) Avg. Shares   Per Share
                                   (Numerator)  (Denominator)   Amounts
       Year ended February 28,
       1998
          Basic EPS:
            Loss available to
            common shareholders      $(835,000)     4,973,819     $(0.17)
                                     ==========     =========     =======

            Effect of dilutive options                      0
                                                    ---------
         Dilutive EPS:
           Income available to
           common shareholders
           plus assumed conversions $(835,000)      4,973,819     $(0.17)
                                     ==========     =========     =======

       Year ended March 1, 1997 Basic EPS:
            Loss available to
            common shareholders    $(4,724,000)     4,918,301     $(0.96)
                                   ============     =========     =======

            Effect of dilutive options                      0
                                                    ---------

         Dilutive EPS:
          Income available to
          common shareholders
          plus assumed conversions $(4,724,000)     4,918,301     $(0.96)
                                   ============     =========     =======

                         EVANS, INC. AND SUBSIDIARIES

9.    Earnings (loss) per Share, continued

       Year ended March 2, 1996 Basic EPS:
            Earnings available to
              common shareholders      $234,000     4,918,301       $0.05
                                       ========     =========       =====

            Effect of dilutive options                      0
                                                    ---------
         Dilutive EPS:
           Income available to
           common shareholders
           plus assumed conversions    $234,000     4,918,301       $0.05
                                       ========     =========       =====

10.   Sale of Building

      On June 19, 1997, the Company entered into a contract for the sale and leaseback of its flagship store and corporte office headquarters building located at 36 S. State Street in Chicago, Illinois with a purchase price of $5,000,000.

      The transaction was consumated on December 17, 1997. As part of the agreement the Company executed 15-year and 10-year lease agreements covering 61,775 square feet for the existing retail premises and 36,020 square feet for the corporate operation space, respectively. The agreement also required a $500,000 deposit to secure the lease obligations. The net proceeds of $4,100,000 generated from the sale were used first to pay down the unamortized senior secured long-term payable obligation and then the secured revolving loan obligation.

11.   Acquisition

      On August 4, 1997, the Company entered into a purchase agreement with Triomphe Fourrures Incorporated to acquire certain assets in connection with the operation of the Maximilian(R) Fur Salons at Bloomingdale's Stores, a division of Federated Department Stores, Inc.

      The total purchase price was $5,387,000, which included inventory and operating assets as well as the world-wide fur trademark of Maximilian(R). A down payment of $1,573,000 was made on August 7, 1997 and the first and second installments of $524,000 each were paid on November 4, 1997 and February 4, 1998 respectively, quarterly installments of $262,000 are due from May 4, 1998 through November 4, 1999, with a final installment of $932,000 due on December 30, 1999.

                            EVANS, INC. AND SUBSIDIARIES

11.   Acquisition, continued

      The acquisition, which was effective August 2, 1997, was accounted for by the purchase method of accounting and, accordingly, the net assets and results of operations were included in the Company's condensed consolidated financial statements commencing on August 3, 1997. The Maximillian(R)trademark was allocated $1,738,000 of the purchase price with the remaining price exceeding the fair market value of the net assets acquired by $500,000 which was recorded as goodwill. The trademark and goodwill are being amortized over a forty and twenty year period, respectively, on a straight-line basis.

      On June 3, 1998, the Company amended its agreement and promissory note related to the acquisition of the assets in connection with the operation of Maximilian(R) Fur Salons. The amendments provide for a revised payment plan for the quarterly installments due May 4, 1998 and August 4, 1998. The payments will be made as follows: $100,000 due June 30, 1998, $84,850 due monthly from August 31, 1998 through November 30, 1998 with the final installment due December 15, 1998. These payments will be paid with interest at a rate of 10% per annum. The remaining debt schedule will remain intact.

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

None.

                                   PART III


Item 10.    Directors and Executive Officers of the Registrant

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended February 28, 1998 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant is incorporated by reference from the Proxy Statement.

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

                                   PART IV

Item 14.     Exhibits, Financial Statement
             Schedules and Reports on Form 8-K

   a. (1)    Financial Statements                              Pages

             Included in Part II of this report:

             Report of Independent Accountants                  16

             Financial Statements:
             Consolidated Balance Sheets, February 28,
             1998                                               17
             and March 1, 1997

             Consolidated  Statements of Operations for
             the years ended February 28, 1998,
             March 1, 1997 and March 2, 1996                    18

             Consolidated  Statements of Changes in
             Shareholders' Equity for the years ended
             February 28, 1998, March 1, 1997 and
             March 2, 1996                                      19

             Consolidated Statements of Cash Flows for
             the years ended February 28, 1998, March 1,
             1997 and March 2, 1996                             20

             Notes of Consolidated Financial Statements        21-32

   a. (2)    Financial Statement Schedules

             Included in Part IV of this report:

             Report of Independent Accountants                  43

             Schedules:
             II.  Valuation and Qualifying Accounts and
             Reserves for the years ended February 28,
             1998, March 1, 1997 and March 2,                   44
             1996

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

  4.59 Amendment dated August 7, 1997 which amends the Loan and Security Agreement dated June 16, 1997 between Jackson National Life Insurance Company, a Michigan Insurance Company with PPM Finance, Inc. as Attorney-in-fact.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
8-K,                     continued

a.  (3)      Exhibits, continued

  4.60 Amendment dated May 28, 1998 which amends the Loan and Security Agreement dated June 16, 1997 between Jackson National Life Insurance Company, a Michigan Insurance Company with PPM Finance, Inc. as Attorney-in-fact and the amendment thereto dated August 7, 1997.

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

  10.5 Employment Agreement dated as of November 17, 1982 with David B. Meltzer is incorporated by reference to the Form 10-K for the fiscal year ended February 28, 1981 (File No. 0-1500)

  10.6 Stock purchase agreement dated December 17, 1984 is incorporated by reference to the exhibit to the Form S-1 Registration statement dated June 27, 1986.

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

  10.16 Real Estate Purchase Agreement dated as of June 19, 1997.

  10.17   Purchase  Agreement dated August 4, 1997 by and between Registrant and
          Triomphe   Fourrures,   Incorporated,   a   subsidiary   of  Revillon,
          Incorporated, a New York Corporation.

  10.18 Amendment dated June 3, 1998 to Purchase Agreement dated August 4, 1997 by and between Registrant and Triomphe Fourrures, Incorporated, a subsidiary of Revillon, Incorporated, a New York Corporation.

  21.1 A list of the Registrant's subsidiaries is incorporated by reference to the Form 10-K filed for the fiscal year ended March 1, 1980 (File No. 0-1500).

   b.     Reports on Form 8-K

          Items other than those listed are omitted because they are not required.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
  Board of Directors
Evans, Inc.


Our report on the consolidated financial statements of Evans, Inc. and Subsidiaries is included on page 16 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 34 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                    COOPERS & LYBRAND L.L.P.



June 4, 1998
Chicago, Illinois



                         EVANS, INC. AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            for the years ended February 28, 1998,  March 1, 1997
                       and March 2, 1996 ($ IN THOUSANDS)



--------------------------------------------------------------------------------------------------------------
              Column A                  Column B              Column C              Column D      Column E
--------------------------------------------------------------------------------------------------------------

                                                               Additions

                                                     ---------------------------
                                                        (1)            (2)
                                      Balance at     Charged to     Charged to                   Balance at
                                     Beginning of    Costs and        Other                        End of
            Description                 Period        Expenses       Accounts    Deduction (a)     Period
--------------------------------------------------------------------------------------------------------------

Year ended February 28, 1998
Allowance for doubtful accounts          $755           $416                          $636          $535

Year ended March 1, 1997
Allowance for doubtful accounts          $864           $621                          $730          $755

Year ended March 2, 1996
Allowance for doubtful accounts          $794           $600                          $530          $864
--------------------------------------------------------------------------------------------------------------

Note: (a) Uncollectible accounts receivable and inventory charged off, net of recoveries.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                              EVANS, INC.

                              By:   William E. Koziel
                                    William E. Koziel
                                    Vice President and Chief Financial Officer
                              Date:

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated.

 Signature                      Title                   Date
-----------              -------------------           --------------

David B. Meltzer        Chairman of the Board            June 8, 1998
----------------
David B. Meltzer

Robert K. Meltzer       President and Chief Executive    June 8, 1998
-----------------       Officer
Robert K. Meltzer

Samuel B. Garber        Vice President, General Counsel  June 8, 1998
-----------------       and Secretary
Samuel B. Garber

Ernest R. Wish          Director                         June 8, 1998
-----------------
Ernest R. Wish

Harold Sussman          Director                         June 8, 1998
----------------
Harold Sussman

Dennis Bookshester      Director                         June 8, 1998
------------------
Dennis Bookshester

Gwendolyn L. Stanback   Director                         June 8, 1998
---------------------
Gwendolyn L. Stanback

Edmond D. Cicala        Director                         June 8, 1998
----------------
Edmond D. Cicala

                                EVANS, INC. AND SUBSIDIARIES

                                     INDEX TO EXHIBITS




            Exhibit                                   Page Nos.

              4.60                                     47-52

             10.18                                     53-63

                      SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT


            THIS SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT (this "Amendment") is made and entered into as of this 28th day of May, 1998, by and among EVANS, INC., a Delaware corporation ("Evans"), KOSLOW'S, INC., a Texas corporation ("Koslow's"), EVANS-ROSENDORF OF MARYLAND, INC., a Delaware corporation ("Rosendorf" collectively referred to with Evans and Koslows, the "Borrowers") and JACKSON NATIONAL LIFE INSURANCE COMPANY, a Michigan insurance corporation, ("Jackson" or "Lender").

                             PRELIMINARY STATEMENTS

      A. Borrowers and Lender have entered into that certain Loan and Security Agreement, dated June 16, 1997, as amended from time to time and most recently by that certain First Amendment to Loan and Security Agreement dated August 7, 1997 (as amended, the "Loan Agreement").

      B. The Borrowers have each requested that the Lender amend, modify or waive the Borrowers' compliance with certain covenants contained in the Loan Agreement and the Lender is willing to amend, modify or waive the Borrowers' compliance with such covenants, subject to the terms and conditions of this Agreement.

      NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, agree as follows:

                                    AGREEMENT

                                    ARTICLE I

                                   Definitions

      1.01 Capitalized terms used in this Amendment are defined in the Loan Agreement as amended hereby, unless otherwise stated.

                                   ARTICLE II

                          Amendments to Loan Agreement

      2.01 Amendments to Section 10.3 Financial Covenants. Sections 10.3(a)(ii) and (b) are deleted in their entirety and the following is substituted in lieu thereof.


      "(ii) Borrower and Borrowing Subsidiaries will not permit consolidated EBITDA to be less than $1,700,000 for the period ending February 28, 1998.

      (iii) For each period ending specified below, Borrower and Borrowing Subsidiaries shall maintain the minimum ratio of EBITDA to interest expense specified below for each Fiscal Quarter calculated on a rolling twelve month basis:
            PERIOD ENDING                                   RATIO

      (a) May 31,  1998                                  .70:00 to 1:00
      (b) August 31,  1998                               .10:00 to 1:00
      (c) November  30, 1998                             .70:00 to 1:00
      (d) February  28, 1999 and at all times
          thereafter                                       2:00 to 1:00

      (b) Borrower and Borrowing Subsidiaries shall not permit Net Income excluding any after-tax extraordinary gains or losses plus deprecation and amortization deducted in determining Net Income minus Capital Expenditures not financed to current principal maturities of long term debt and Capital Leases paid during such period for the periods set forth below to be less than the ratio set forth opposite each such period:

                         PERIOD                                    RATIO
Fiscal six month period ending nearest to February 28, 1998     2.03 to 1.00

Fiscal nine month period ending nearest to May 31, 1998         1.00 to 1.00

Fiscal twelve month period ending nearest to August 31, 1998   (1.15) to 1.00

Fiscal twelve month period ending nearest to November 30, 1998  (.80) to 1.00

Fiscal twelve month period ending nearest to February 28, 1999  1.30 to 1.00

Thereafter, for each rolling twelve month Fiscal Quarter"       1.25 to 1.00

                                   ARTICLE III

                   Waiver of Compliance with Certain Covenants

      Each of the Borrowers hereby notifies the Lender that the period ending February 28, 1998, the Borrowers were not in compliance with Sections: (x) 10.3(a)(ii), and (y) 10.3(b) of the Loan Agreement. The Lender hereby agrees to waive the items set forth in subparagraphs (x) and (y) above and any Event of Default which has resulted therefrom for the period up to and including the date of this Amendment. It is understood and agreed that this is a one-time waiver and that this waiver is limited specifically to the express terms hereof and shall not be deemed a waiver of or consent to any other matter. Except as expressly waived in accordance with this section, all of the provisions of the Loan Agreement, as amended hereby are unmodified and remain in full force and effect.

                                   ARTICLE IV

                                  Amendment Fee

      The Borrower hereby agrees to pay to the Lender on the date hereof an amendment fee in accordance with the letter agreement executed by the parties hereto dated as of the date hereof.

                                    ARTICLE V

                           Conditions to Effectiveness

      The continued effectiveness of this Amendment is subject to the receipt by Lender of the final audited statements of the Borrower for the fiscal year ending February 28, 1998, which shall be submitted to the Lender within ten days of the date hereof and shall be substantially in the form provided to the Lender in draft and shall show no material changes from such draft.

                                   ARTICLE VI

                  Ratifications, Representations and Warranties

      6.01 Ratifications. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Loan Agreement and the Other Agreements, and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Loan Agreement and the Other Agreements are ratified and confirmed and shall continue in full force and effect. Borrower and each Borrowing Subsidiary and Lender agree that the Loan Agreement and other Agreements, as amended hereby, shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

      6.02   Representations   and  Warranties.   Borrower  and  each  borrowing
Subsidiary hereby represent and warrant to Lender that (a) the execution, delivery and performance of this Amendment has been authorized by all requisite corporate action on the part of Borrower and each Borrowing Subsidiary and will not violate the Articles of Incorporation or Bylaws of Borrower or either Borrowing Subsidiary; (b) the representations and warranties continued in the Loan Agreement, as amended hereby, are true and correct on and as of the date hereof and on and as of the date of execution hereby as though made on and as of each such date; (c) no Event of Default or event or condition which, with notice or passage of time or both, would constitute an Event of Default under the Loan Agreement, as amended hereby, has occurred and is continuing; and (d) Borrower and each Borrowing Subsidiary are in full compliance with all covenants and agreements contained in the Loan Agreement and the Other Agreements, as amended thereby.

                                   ARTICLE VII

                            Miscellaneous Provisions

7.01 Survival of Representations and Warranties. All representations and warranties made in the Loan Agreement or any Other Agreements, including, without limitation, any document furnished in connection with this Amendment, shall survive the execution and delivery of this Amendment and the Other Agreements, and no investigation by Lender shall affect the representations and warranties or the right of Lender to reply upon them.

      7.02 Reference to Loan Agreement. Each of the Loan Agreement and the Other Agreements, and any and all other agreements, documents or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Loan Agreement, as amended hereby, are hereby amended so that any reference in the Loan Agreement and such other Agreements to the Loan Agreement or any such Other Agreements shall mean a reference to the Loan Agreement and the Other Agreements as amended hereby.

      7.03 Expenses of Agent. As provided in the Loan Agreement, Borrowers agree to pay on demand all reasonable costs and expenses incurred by Lender in connection with the preparation, negotiation and execution of this Amendment and the Other Agreements executed pursuant hereto, and any all amendments, modifications, and supplements thereto, including without limitation, the reasonable costs and fees of Lender's legal counsel.

      7.04 Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

      7.05 Successors and Assigns. This Amendment is binding upon and shall insure to the benefit of Lender and Borrower and each Borrowing Subsidiary and their respective successors and assigns, except that Borrower and Borrowing Subsidiaries may not assign or transfer any of their rights or obligations hereunder without the prior written consent of Lender.

      7.06 Counterparts. This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

      7.07 Effect of Waiver. No consent or waiver, express or implied, by Lender to or for any breach of or deviation from any covenant or condition by Borrower or Borrowing Subsidiaries shall be deemed a consent to or waiver of any other breach of the same or any other covenant, condition or duty.

      7.08 Headings. The headings, captions, and arrangements used in this Amendment are for convenience only and shall no affect the interpretation of this Amendment.

      6.09 Applicable Law. THIS AMENDMENT AND ALL OTHER AGREEMENTS EXECUTED PURSUANT HERETO SHALL BE DEEMED TO HAVE MADE AND TO PERFORMABLE IN AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF ILLINOIS (WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAW).

6.05 Final Agreement. THE LOAN AGREEMENT AND THE OTHER LOAN DOCUMENTS, EACH AS AMENDED HEREBY, REPRESENT THE ENTIRE EXPRESSION OF THE PARTIES WITH RESPECT TO THE SUBJECT MATTER HEREOF ON THE DATE THIS AMENDMENT IS EXECUTED. THE LOAN AGREEMENT AND THE OTHER AGREEMENTS, AS AMENDED HEREBY, MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES. NO MODIFICATION, RESCISSION, WAIVER, RELEASE OR AMENDMENT OF ANY PROVISION OF THIS AMENDMENT SHALL BE MADE, EXCEPT BY A WRITTEN AGREEMENT SIGNED BY BORROWER, EACH BORROWING SUBSIDIARY AND LENDER.

      Witness the due execution hereof by the respective duly authorized officer so the undersigned as of the date first written above.

                                    EVANS, INC.



                              By: William E. Koziel
                                  -----------------
                                  William E. Koziel
                                  Vice President - Finance
                                  & Chief Financial Officer



                                    KOSLOW'S, INC.




                               By: William E. Koziel
                                  -----------------
                                  William E. Koziel
                                  Vice President - Finance
                                  & Chief Financial Officer



                                    EVANS-ROSENDORF, OF MARYLAND, INC.


                              By: William E. Koziel
                                  -----------------
                                  William E. Koziel
                                  Vice President - Finance
                                  & Chief Financial Officer



                              JACKSON NATIONAL LIFE INSURANCE COMPANY, as Lender

                             By: PPM America, Inc.,
                                 Attorney-in-Fact

                             By: Barbara Buck
                                 ----------------
                                 Barbara Buck
                                 Vice President

                                    AGREEMENT



      This Agreement made this __3__day of June, 1998, by and between TRIOMPHE FOURRURES INCORPORATED, a subsidiary of REVILLON, INCORPORATED ("Revillon"), a New York Corporation (hereinafter called "Seller") and EVANS, INC., a Delaware Corporation (hereinafter called "Evans").


                                  WITTNESSETH:

      WHEREAS, BY PURCHASE AGREEMENT dated August 4, 1997, Seller sold to Evans its retail fur business which operated certain Fur Departments in Bloomingdale's Department Stores, and

      WHEREAS, Seller and Evans desire to modify said Purchase Agreement,

      NOW THEREFORE, in consideration of the premises and of the mutual covenants and agreements of the parties hereof, it is hereby covenanted and agreed as follows:

1. Section 4 of said Purchase Agreement covering the balance of the installment payments due on the purchase price of the Purchase Agreement shall be modified as set forth by the Amended and Restated Promissory Notes in the form attached hereto as Exhibit 1.

2. All of the other provision of said Purchase Agreement shall remain in full force and effect, without modification.


3. This Agreement may be executed in counterparts, each of which shall be deemed to be an original, but all of which shall constitute but one and the same instrument.

   IN WITNESS WHEREOF, the undersigned have signed this Agreement as of the ___3___ day of June, 1998.


ATTEST:                             TRIOMPHE FOURRURES INCORPORATED


_____________________________       By:___________________________

________________, Secretary         ______________________, President


ATTEST:                             REVILLON, INCORPORATED


_____________________________       By:___________________________

_________________, Secretary        _______________________, President


ATTEST:                             EVANS, INC.


___________________________         By:___________________________

_________________, Secretary        _____________________, President

                      AMENDED AND RESTATED PROMISSORY NOTE

$846,742.00                                           June 3, 1998

      This amended and restate promissory note amends and restates in its entirety that certain promissory note dated August 4, 1997 from EVANS, INC. to REVILLON, INCORPORATED in the amount of $1,185,438.80. The balance due under the said promissory note is now $846,742.00.

      FOR VALUE RECEIVED, the undersigned, EVANS, INC., a Delaware corporation with offices at 36 South State Street, Chicago, Illinois 60603 ("Debtor"), HEREBY PROMISES TO PAY to the order of Revillon, Incorporated, 555 Madison Avenue, New York, New York 10022 the principal sum of eight hundred forty-six thousand seven hundred forty- two and no dollars ($846,742.00) as follows:

            $32,304.40 on or before June 30, 1998
            $27,408.80 on or before August 31, 1998.
            $27,408.80 on or before  September 30, 1998
            $27,408.80 on or before October 31, 1998
            $84,674.20 on or before November 4, 1998
            $27,408.80  on or before  November 30, 1998
            $27,408.80 on or before December  15,  1998
            $84,674.20  on  or  before  February  4,  1999
            $84,674.20  on or before May 4, 1999
            $84,674.20 on or before August 4, 1999
            $84,674.20 on or before  November 4, 1999
            $254,022.60 on or before December 30, 1999

      Except as hereinafter provided, this Note shall not bear interest unless the holder of this Note ("Holder") declares this Note to be forthwith due and payable pursuant to the terms of the Note, in which event interest shall be due on the unpaid balance of principal of this Note from the due dates as the maximum rate allowed by law.

      Notwithstanding the foregoing, the installments of principal due June 30, 1998, August 31, 1998, September 30, 1998, October 31, 1998, November 30, 1998
and December 15, 1998 shall be paid with interest at the rate of ten percent per annum from May 5, 1998 on the following amounts:

      (a)    with the installment due June 30, 1998, interest on $84,674.20;

      (b) with the installment due August 31, 1998, interest on $52,369.80 and interest on $84,674.20 beginning August 4, 1998;

      (c) with the installment due September 30, 1998, interest on $109,635.20;

      (d) with the installment due October 31, 1998, interest on $82,226.40;

      (e) with the installment due November 30, 1998, interest on $54,817.60;

              and

      (f) with the installment due December 15, 1998, interest on $27,408.80.

      Principal and any interest are payable in lawful money of the United States of America to the Holder at the offices of Holder in immediately available funds.

      If any of the following events shall occur and be continuing:

      (a) Debtor shall fail to pay any installment of principal or interest of this Note within ten (10) days of when due; or

      (b) Debtor shall be in default of any of its obligations under the Purchase Agreement dated August 4, 1997 among Holder, Debtor and Triomphe Fourrures Incorporated and any such failure shall remain unremedied for ten (10) days after written notice thereof shall have been given to Debtor by Holder; or

      (c) Debtor shall admit in writing its inability to pay its debts generally; or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against Debtor seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, or other similar official for it or for any substantial part of its property; or Debtor shall take any corporate action to authorize any of the actions set forth above in this paragraph (c)

Then, and in any such event, Holder may, by notice to Debtor, declare all remaining installments of principal and interest of this Note to be accelerated and forthwith due and payable, whereupon this Note shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kink, all of which are hereby expressly waiver by Debtor.

      This Note may be prepaid by Debtor at any time or from time to time without penalty or premium.

      This Note may not be changed, modified or terminated orally, but only by an agreement in writing, signed by the Debtor and Holder.

      This Note shall be governed by and construed in accordance with the laws of the State of New York and shall be binding upon the successors and assigns of the Debtor and inure to the benefit of the Holder, its successors and assigns.

      Debtor hereby irrevocably consents and submits to the subject matter and personal jurisdiction of the Supreme Court of the State of New and the United States District Court for the Southern District of New York in connection with any action or proceeding arising out of or relating to this Note, and to the extent permitted by law, irrevocably waives the defenses of improper venue and inconvenient forum to the maintenance of such action or proceeding. Debtor further irrevocably consents that process out of said courts may be served by certified mail, return receipt of said courts may be served by certified mail, return receipt requested, and that such service shall be deemed effected three
(3) days after mailing. Nothing herein shall affect the right of Holder to serve process in any other manner permitted by law or to commence legal proceedings in any other jurisdiction.

      The execution and delivery of this Note has been authorized by the board of directors of Debtor. If any term or provision of this Note shall be held invalid, illegal or unenforceable, the validity of all other terms and provisions hereof shall in no way be affected hereby.

      If this Note is not paid when due and given to an attorney for collection, or suit filed thereon, Debtor agrees to pay Holder's reasonable attorneys fees and other costs of collection.

                                   EVANS, INC.



                                    By: _________________________
                                    Name:     Samuel B. Garber
                                    Title:          Vice President


State of Illinois
       :ss.:
County of Cook

      On this _____ day of June, 1998, before me personally came Samuel B. Garber, to me known, who, being by me duly sworn, did depose and say that he is the Vice President of Evans, Inc., the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the board of directors of said corporation.


                                    ------------------------
                                          Notary Public

                      AMENDED AND RESTATED PROMISSORY NOTE

$1,919,423.00                                                  June 3, 1998

      This amended and restated promissory note amends and restates in its entirety that certain promissory note dated August 4, 1997 from EVANS, INC. to TRIOMPHE FOURRURES INCORPORATED in the amount of $2,629,192.20. The balance due under the said promissory note is $1,919,423.00.

      FOR VALUE RECEIVED, the undersigned, EVANS, INC., a Delaware corporation with offices at 36 South State Street, Chicago, Illinois 60603 ("Debtor"), HEREBY PROMISES TO PAY to the order of Triomphe Fourrures Incorporated, c/o Revillon, Incorporated 555 Madison Avenue, New York, New York 10022 the principal sum of One Million Nine Hundred Nineteen Thousand Four Hundred Twenty Three and No Dollars ($1,919,423.00) as follows:

                  $67,696.60 on or before June 30, 1998
                  $57,437.60 on or before August 31, 1998
                  $57,437.60  on or before  September  30, 1998
                  $57,437.60  on or before  October 31, 1998
                  $177,442.30  on or before  November 4, 1998
                  $57,437.60 on or before November 30, 1998
                  $57,437.60 on or before December 15, 1998
                  $177,442.30 on or before February 4,1999
                  $177,442.30 on or before May 4, 1999
                  $177,442.30  on or before  August 4,  1999
                  $177,442.30  on or before November 4, 1999
                  $677,326.90 on or before December 30, 1999

      Except as hereinafter provided, this Note shall not bear interest unless the holder of this Note ("Holder") declares this Note to be forthwith due and payable pursuant to the terms of this Note, in which event interest shall be due on the unpaid balance of principal of this Note from the due dates at the maximum rate allowed by law.

      Notwithstanding the foregoing, the installments of principal due June 30, 1998, August 31, 1998, September 30, 1998, October 31, 1998, November 30, 1998
and December 15, 1998 shall be paid with interest at the rate of ten percent per annum from May 5, 1998 on the following amounts:

      (a)    with the installment due June 30, 1998, interest on $177,442.30;

      (b) with the installment due August 31, 1998, interest on $109,745.70 and interest on $177,442.30 beginning August 4, 1998;

      (c)   with  the   installment   due  September   30,  1998,   interest  on
            $229,750.40;

      (d)   with the installment due October 31, 1998, interest on $172,312.80;

      (e)   with the installment due November 30, 1998, interest on $114,875.20;

      (f)   with the installment due December 15, 1998, interest on $57,437.60.

      Principal and any interest are payable in lawful money of the United States of America to the Holder at the offices of Holder in immediately available funds.

      If any of the following events shall occur and be continuing;

            (a) Debtor shall fail to pay any installment of principal or interest of this Note within ten (10) days of when due; or

            (b) Debtor shall be in default of any of its obligations under the Purchase Agreement dated August 4, 1997 among Holder, Debtor and Revillon, Incorporated and any such failure shall remain unremedied for ten (10) days after written notice thereof shall have been given to Debtor by Holder; or

            (c) Debtor shall admit in writing its inability to pay its debts generally; or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against Debtor seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, or other similar official for it or for any substantial part of its property; or Debtor shall take any corporate action to authorize any of the actions set forth above in this paragraph (c), then, any in any such event, Holder may, by notice to Debtor, declare all remaining installments of principal and interest of this Note to be accelerated and forthwith due and payable, whereupon this Note shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waiver by Debtor.

      This Note may be prepaid by Debtor at any time or from time to time without penalty or premium.

      This Note may not be changed, modified or terminated orally, but only by an agreement in writing, signed by the Debtor and Holder.

      This Note shall be governed by and construed in accordance with the laws of the State of New York and shall be binding upon the successors and assigns of the Debtor and inure to the benefit of the Holder, its successors and assigns.

      Debtor hereby irrevocably consents and submits to the subject matter and personal jurisdiction of the supreme Court of the State of New and the United States District Court for the Southern District of New York in connection with any action or proceeding arising out of or relating to this Note, and to the extent permitted by law, irrevocably waives the defenses of improper venue and inconvenient forum to the maintenance of such action or proceeding. Debtor further irrevocably consents that process out of said courts may be served by certified mail, return receipt requested, and that such service shall be deemed effected three (3) days after mailing. Nothing herein shall affect the right of Holder to service process in any other manner permitted by law or to commence legal proceedings in any other jurisdiction.

      The execution and delivery of this Note has been authorized by the board of directors of Debtor. If any term or provision of this Note shall be held invalid, illegal or unenforceable, the validity of all other terms and provisions hereof shall in no way be affected thereby.

      If this Note is not paid when due and given to an attorney for collection, or suit filed thereon, Debtor agrees to pay Holder's reasonable attorneys fees and other costs of collection.

                                   EVANS, INC.



                                    By: ____________________
                                    Name: Samuel B. Garber
                                    Title:   Vice President


State of Illinois
       : s :
County of Cook

      On this ______ day of June, 1998, before me personally came Samuel B. Garber, to me known, who, being by me duly sworn, did depose and say that he is the Vice President of Evans, Inc., the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the board of directors of said corporation.

                        --------------------------
                                  Notary Public