Form 10-Q
period 1998-05-30
EVANS INC
filed 1998-07-14
CIK 33780

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended May 30, 1998
-------------------------------------------------------------------------------


                         Commission File Number 0-1500
-------------------------------------------------------------------------------


                                  EVANS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                            36-1050870
-------------------------------------------------------------------------------
      (State or other jurisdiction of          (IRS Employer
      Incorporation or organization)        Identification Number)



      36 South State Street, Chicago, Illinois              60603
-------------------------------------------------------------------------------
      (Address of principal executive office)             (Zip Code)



Registrant's telephone number, including area code  312-855-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of July 10, 1998 5,194,245 shares of common stock, $.20 par value, were outstanding.

                         EVANS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.
Part I.         Financial Information


           Condensed Consolidated Balance Sheets -
           May 30, 1998, May 31, 1997
           and February 28, 1998                                      2

           Condensed Consolidated Statements of Operations -
           Thirteen weeks ended May 30, 1998
           and May 31, 1997                                           3

           Condensed Consolidated Statements of Cash Flows -
           Thirteen weeks ended May 30, 1998
           and May 31, 1997                                           4

           Notes to Condensed Consolidated Financial Statements     5 - 6

           Management's Discussion and Analysis of Financial
           Condition and Results  of Operations                     7 - 8

Part II.        Other Information                                     9


           Signatures                                                10

           Index to Exhibits                                         11

                      PART I. FINANCIAL INFORMATION
                      Evans, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                               May 30, 1998   May 31, 1997    February 28, 1998
                               -----------    -----------     -----------------
                               (Unaudited)    (Unaudited)      (Audited)
ASSETS
Current assets:
  Cash and cash equivalents     $ 723,000      $ 118,000       $ 650,000
  Accounts receivable (net)    12,960,000     13,238,000      12,639,000
  Merchandise inventories      23,417,000     15,847,000      25,495,000
  Prepaid expenses and other
      asset                       921,000      1,027,000         923,000
  Assets held for sale                  -      4,750,000               -
                               -----------    -----------     -----------

Total current assets           38,021,000     34,980,000      39,707,000
                               -----------    -----------     -----------

Property and equipment         11,663,000     11,340,000      11,642,000
Accumulated depreciation and
     amortization              (8,397,000)    (7,584,000)     (8,203,000)
                               -----------    -----------     -----------

  Net property and equipment    3,266,000      3,756,000       3,439,000
                               -----------    -----------     -----------

Other assets                    5,166,000      3,055,000       5,254,000
                               -----------    -----------     -----------

                              $ 46,453,000   $ 41,791,000    $ 48,400,000
                               ===========    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable               $ 14,911,000   $ 13,112,000    $ 13,021,000
  Current portion of
     long-term debt              1,673,000        692,000       1,411,000
  Accounts payable               6,954,000      4,847,000      11,165,000
  Accrued liabilities            6,366,000      6,039,000       4,694,000
                               -----------    -----------     -----------

Total current liabilities       29,904,000     24,690,000      30,291,000
                               -----------    -----------     -----------

Long-term debt                   1,546,000      1,141,000       1,808,000
                               -----------    -----------     -----------

Other liabilities                        -         36,000               -
                               -----------    -----------     -----------

Shareholders' equity:
  Preferred stock, 3,000,000
     shares authorized, none
     issued
  Common stock, 8,000,000
     authorized, 6,333,435
     shares issued               1,267,000      1,267,000       1,267,000
  Capital in excess of par
     value                      15,023,000     15,535,000      15,495,000
  Unearned compensation           (105,000)             -               -
  Retained earnings              2,520,000      3,501,000       3,890,000
                               -----------    -----------     -----------

                                18,705,000     20,303,000      20,652,000

Treasury stock (1,139,190,
     1,347,664 and 1,339,190
     shares at cost,
     respectively               (3,702,000)    (4,379,000)     (4,351,000)
                               -----------    -----------     -----------

                                15,003,000     15,924,000      16,301,000
                               -----------    -----------     -----------

                              $ 46,453,000   $ 41,791,000    $ 48,400,000
                              ============   ============    ============


See accompanying notes to condensed consolidated financial statements.

                  Evans, Inc. and Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                         Thirteen weeks ended
                                    -----------------------------

                                     May 30, 1998    May 31, 1997
                                     ------------    ------------

Net sales                           $ 10,705,000     $ 9,050,000
Service revenues                       6,460,000       4,767,000
                                      ----------      ----------

                                      17,165,000      13,817,000
                                      ----------      ----------
Costs and expenses:

  Cost of goods and services sold,
    buying and occupancy costs        11,190,000       8,966,000
  Selling and general expenses         6,874,000       5,555,000
  Provision for doubtful accounts        143,000         123,000
  Interest expense                       332,000         399,000
  Other income, net                       (4,000)         (2,000)
                                      ----------      ----------

                                      18,535,000      15,041,000
                                      ----------      ----------


Net loss                            $ (1,370,000)   $ (1,224,000)
                                      ==========      ==========

Net loss per common share
   Basic                                 $ (0.26)        $ (0.25)
                                       =========       =========
   Diluted                               $ (0.26)        $ (0.25)
                                       =========       =========

Cash dividends per common share            --              --
                                       =========       =========

Weighted average number of common
  shares outstanding
   Basic                               5,194,245       4,927,198
                                       =========       =========
   Diluted                             5,194,245       4,927,198
                                       =========       =========

See accompanying notes to condensed consolidated financial statements.

                     Evans, Inc. and Subsidiaries
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                Thirteen weeks ended
                                            ------------------------------

                                            May 30, 1998      May 31, 1997
                                            ------------      ------------
Cash Flows from Operating Activities:

Net loss                                   $ (1,370,000)     $ (1,224,000)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization               281,000           254,000
    Provision for doubtful accounts             143,000           123,000
    Non-cash compensation expense                20,000            24,000

Change in assets and liabilities:
Accounts receivable                            (464,000)         (696,000)
Merchandise inventories                       2,078,000         1,283,000
Prepaid expenses and other current assets        55,000           (58,000)
Other assets                                          -            (1,000)
Accounts payable                             (4,211,000)       (4,471,000)
Accrued liabilities                           1,672,000         1,056,000
Other liabilities                                     -            (7,000)
                                            ------------      ------------

Net cash used in operating activities        (1,796,000)       (3,717,000)

Cash Flows from Investing Activities:

Proceeds from the sale of property and
  equipment                                           -             1,000
Additions to property and equipment             (21,000)          (40,000)
                                            ------------      ------------

Net cash used in investing activities           (21,000)          (39,000)

Cash Flows from Financing Activities:

Proceeds from short-term borrowing            1,890,000         3,804,000
Principal payments on long-term debt                  -           (83,000)
                                            ------------      ------------

Net cash provided by financing activities     1,890,000         3,721,000
                                            ------------      ------------

Net (decrease) increase in cash and cash
  equivalents                                     73,000           (35,000)
Cash and cash equivalents at beginning of
  period                                         650,000           153,000
                                            ------------      ------------

Cash and cash equivalents at end of period    $ 723,000         $ 118,000
                                            ============      ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest                                    $ 310,000         $ 246,000
  Income taxes                                   45,000             4,000


See accompanying notes to condensed consolidated financial statements.

                        EVANS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. The financial information included herein was prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with those reflected in the 1998 Form 10-K Annual Report filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1998 Form 10-K Annual Report.

      The information furnished herein, other than the Condensed Consolidated Balance Sheet as of February 28, 1998, is unaudited and includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Condensed Consolidated Balance Sheet as of February 28, 1998 has been derived from, and does not include all the disclosures contained in the audited financial statements as of and for the year ended February 28, 1998.

2. Because of the seasonal nature of the Company's business, operating results for the first thirteen weeks are not considered to be indicative of the results that may be expected for the full year. Historically, the Company realizes a major portion of its annual revenues and most of its earnings in the fourth quarter of its fiscal year.

3. The following table sets forth the computation of basic and diluted earnings per share:
                                    Weighted
                                      Avg.
                                    Net loss       Shares      Per Share
                                   (Numerator)  (Denominator)   Amounts
                                   -----------  -------------  ----------
       Thirteen  weeks  ended May
       30, 1998
       Basic EPS:
       Loss  available  to common
       shareholder                 $(1,370,000)   5,194,245      $(0.26)
                                   ===========    =========      =======
       Effect of dilutive options                         0
                                                  ---------
       Dilutive EPS:
       Loss  available  to common
       shareholder  plus  assumed
       conversions                 $(1,370,000)   5,194,245      $(0.26)
                                   ===========    =========      =======

       Thirteen  weeks  ended May
       31, 1997
       Basic EPS:
       Loss  available  to common
       shareholder                 $(1,224,000)   4,927,198      $(0.25)
                                   ===========    =========      =======
       Effect of dilutive options                         0
                                                  ---------
       Dilutive EPS:
       Loss  available  to common
       shareholder  plus  assumed
       conversions                 $(1,224,000)   4,927,198      $(0.25)
                                   ===========    =========      =======

4. On May 28, 1998, the Company amended its agreement with its lender to establish and modify certain financial covenants to reflect the Company's current operating results and financial needs.

5. On June 3, 1998, the Company amended its agreement and promissory note related to the acquisition of the assets in connection with the operation of Maximilian(R)Fur Salons. The amendments provide for a revised payment plan for the quarterly installments due May 4, 1998 and August 4, 1998. The payments are as follows: $100,000 due and paid with interest on June 30, 1998; $84,850 is due monthly from August 31, 1998 through November 30, 1998 with the final installment due December 15, 1998. The payments will be paid with interest at a rate of 10% per annum. The remaining debt schedule will remain intact without interest.

6. On April 27, 1998, the Company entered into a consulting agreement with an outside director for a three year period ending December 31, 2000. Among other things, the agreement provides for a fee of 144,000 shares of the Company's common stock. The unearned compensation related to this agreement is included in the Shareholder's Equity section of the balance sheet and is being amortized over the term of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at May 30, 1998 were $723,000 as compared to $650,000 at February 28, 1998. The increase was due to cash provided by financing activities of $1,890,000, offset by cash used in operating and investing activities of $1,796,000 and $21,000, respectively.

The cash used in operating activities was due primarily to the net loss of $1,370,000 and a decrease in accounts payable of $4,211,000, partially offset by a decrease in merchandise inventories of $2,078,000. The decrease in accounts payable and merchandise inventories is due a decrease in purchases related to the seasonal nature of the business.

The cash used in investing activities was the result of additions to property and equipment of $21,000.

The cash provided by financing activities was due to proceeds from short-term borrowings of $1,890,000.

Working capital at May 30, 1998 was $8,117,000 as compared to $9,416,000 at February 28, 1998.

On May 28, 1998, the Company amended its agreement with its lender to establish and modify certain financial covenants to reflect the Company's current operating results and financial needs.

On June 3, 1998, the Company amended its agreement and promissory note related to the acquisition of the assets in connection with the operation of Maximilian(R) Fur Salons. The amendments provide for a revised payment plan for the quarterly installments due May 4, 1998 and August 4, 1998. The payments are as follows: $100,000 due and paid with interest on June 30, 1998; $84,850 is due monthly from August 31, 1998 through November 30, 1998 with the final installment due December 15, 1998. The payments will be paid with interest at a rate of 10% per annum. The remaining debt schedule will remain intact without interest.

The credit facility which expires June 15, 2000 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures during fiscal 1999.

Results of Operations

Total revenues for the first quarter ended May 30, 1998 increased $3,348,000 (24.2%) as compared to the same period last year. Fur merchandise sales increased $1,591,000 (47.7%) due primarily to an increase of $2,106,000 in sales associated with locations acquired during the second quarter of 1998 and an increase of $340,000 (13.7%) in sales at comparable locations. These increases were partially offset by sales of $855,000 associated with store closing events in the Macy's stores in Texas in the first quarter of fiscal year 1998. Women's ready-to-wear sales increased $63,000 (1.1%) over the prior year first quarter reflecting the continuing recovery of the apparel business. Service revenues increased $1,693,000 (35.5%) due almost entirely to an increase of sales associated with locations acquired during the second quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued

Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues for the first quarter were 65.2% as compared to 64.9% for the same period last year. Cost of goods and services sold as a percentage of total revenues decreased (47.7% versus 48.2%) due primarily to the Company's attempt in March of the prior year to stimulate demand at certain lower retail price points. Buying costs as a percentage of total revenues were comparable with prior year levels. Occupancy costs as a percentage of total revenues increased (14.7% versus 13.5%) primarily due to higher average rental costs related to the locations acquired during the second quarter of 1998.

Total selling and general expenses increased $1,319,000 (23.7%) as compared to the prior year due primarily to an increase of $1,242,000 (33.5%) in payroll, related fringe benefits, and other general costs associated with locations acquired during the second quarter of 1998.

Interest expense for the first quarter decreased $67,000 (16.8%) due primarily to higher average short-term borrowings at a lower weighted average interest rate as compared to the same period last year.

The net loss for the first quarter of $1,370,000 as compared to $1,224,000 for the prior year period was primarily the result of funding the non-variable costs and related benefit components of locations acquired during the second quarter of 1998.

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

                          PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K



           (a)  Exhibits

                27   Financial Data Schedule

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the thirteen weeks ended May 30, 1998



           Items other than those listed are omitted because they are not required.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





                               EVANS, INC.






DATE:   July 13, 1998          ROBERT K. MELTZER
                               -----------------------
                               ROBERT K. MELTZER
                               President and
                               Chief Executive Officer




DATE:   July 13, 1998          WILLIAM E. KOZIEL
                               -----------------------
                               WILLIAM E. KOZIEL
                               Vice President and
                               Chief Financial Officer

                         EVANS, INC. AND SUBSIDIARIES




           Exhibit                                  Page Nos.

              27                                    12