Form 10-Q
period 1998-08-29
EVANS INC
filed 1998-10-13
CIK 33780

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                      For Quarter Ended August 29, 1998
------------------------------------------------------------------------------


                        Commission File Number 0-1500
------------------------------------------------------------------------------


                                 EVANS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                        36-1050870
------------------------------------------------------------------------------
      (State or other jurisdiction of             (IRS Employer Identification
       Incorporation or organization)                        Number)




      36 South State Street, Chicago, Illinois              60603
------------------------------------------------------------------------------
      (Address of principal executive office)           (Zip Code)



Registrant's telephone number, including area code  312-855-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 12, 1998, 5,199,845 shares of common stock, $.20 par value, were outstanding.

                          EVANS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
Part I.        Financial Information


               Condensed Consolidated Balance Sheets -
               August 29, 1998, August 30, 1997
               and February 28, 1998                                          2

               Condensed Consolidated Statements of Operations -
               Thirteen and Twenty-six weeks ended August 29, 1998
               and August 30, 1997                                            3

               Condensed Consolidated Statements of Cash Flows -
               Twenty-six weeks ended August 29, 1998
               and August 30, 1997                                            4

               Notes to Condensed Consolidated Financial Statements        5 - 6

               Management's Discussion and Analysis of Financial
               Condition and Results  of Operations                        7 - 9

Part II.              Other Information                                      10


               Signatures                                                    11
               Index to Exhibits                                             12

                     PART I. FINANCIAL INFORMATION
                     Evans, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                August 29,     August 30,    February 28,
                                   1998           1998          1997
                                ----------    -----------    -----------
ASSETS                                                       (Audited)
Current assets:
  Cash and cash equivalents     $  700,000    $  194,000    $  650,000
  Accounts receivable (net)     11,775,000    12,019,000    12,639,000
  Merchandise inventories       25,846,000    22,048,000    25,495,000
  Prepaid expenses and other
          assets                   175,000     1,399,000       923,000
  Assets held for sale                   -     4,750,000            -
                                ----------    ----------    ----------

Total current assets            38,496,000    40,410,000    39,707,000
                                ----------    ----------    ----------

Property and equipment          11,789,000    11,505,000    11,642,000
Accumulated depreciation and
          amortization          (8,582,000)   (7,752,000)   (8,203,000)
                                ----------    ----------    ----------

  Net property and equipment     3,207,000     3,753,000     3,439,000
                                ----------    ----------    ----------

Other assets                     5,094,000     5,411,000     5,254,000
                                ----------    ----------    ----------

                               $46,797,000   $49,574,000   $48,400,000
                               ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                $16,809,000   $15,441,000   $13,021,000
  Current portion of long-term
          debt                   1,745,000     2,197,000     1,411,000
  Accounts payable               9,392,000     7,772,000    11,165,000
  Accrued liabilities            5,617,000     6,073,000     4,694,000
                                ----------    ----------    ----------

Total current liabilities       33,563,000    31,483,000    30,291,000
                                ----------    ----------    ----------

Long-term debt                   1,193,000     4,252,000     1,808,000
                                ----------    ----------    ----------

Other liabilities                        -        17,000             -
                                ----------    ----------    ----------

Shareholders' equity:
  Preferred stock, 3,000,000 shares
    authorized, none issued
  Common stock, 6,333,435 shares
          issued                 1,267,000     1,267,000     1,267,000
  Capital in excess of par
          value                 15,023,000    15,510,000    15,495,000
  Unearned compensation            (96,000)            -             -
  (Accumulated deficit)retained
          earnings                (451,000)    1,424,000     3,890,000
                                ----------    ----------    ----------

                                15,743,000    18,201,000    20,652,000

Treasury stock (1,347,664
          shares at cost)       (3,702,000)   (4,379,000)   (4,351,000)
                                ----------    ----------    ----------

                                12,041,000    13,822,000    16,301,000
                                ----------    ----------    ----------

                               $46,797,000   $49,574,000   $48,400,000
                                ==========    ==========   ===========


See accompanying notes to condensed consolidated financial statements.

                      Evans, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                         Thirteen weeks ended     Twenty-six weeks ended
                         ----------------------   -----------------------
                         August 29,   August 30,  August 29,   August 30,
                            1998         1997         1998         1997
                         ------------ ----------- ------------ ------------

Net sales                $ 8,201,000  $ 7,266,000 $ 18,906,000 $ 16,316,000
Service revenues           4,218,000    4,006,000   10,678,000    8,773,000
                         -----------   ----------   ----------  -----------

                          12,419,000   11,272,000   29,584,000   25,089,000
                         -----------   ----------   ----------  -----------
Costs and expenses:

  Cost of goods and
     services sold,
     buying and
     occupancy             8,957,000    7,593,000   20,147,000   16,559,000
  Selling and general
     expenses              5,953,000    5,221,000   12,827,000   10,776,000
  Provision for doubtful
     accounts                113,000      134,000      256,000      257,000
  Interest expense           370,000      401,000      702,000      800,000
  Other income, net           (3,000)           -       (7,000)      (2,000)
                        ------------   ----------   ----------  -----------

                          15,390,000   13,349,000   33,925,000   28,390,000
                        ------------   ----------   ----------  -----------

Net loss                  (2,971,000)  (2,077,000) (4,341,000)  (3,301,000)
                        ============ ============  ========== ============
Net loss per common
     share                   $ (0.57)     $ (0.42)    $ (0.84)     $ (0.67)
                        ============ ============  ========== ============
Weighted average number
     of common shares
     outstanding           5,194,245    4,985,771   5,194,245    4,956,485
                        ============ ============  ========== ============



See accompanying notes to condensed consolidated financial statements.

                       Evans, Inc. and Subsidiaries
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                Twenty-six weeks ended
                                           ---------------------------------

                                           August 29, 1998     August 30, 1997
                                           --------------      -------------
Cash Flows from Operating Activities:

Net loss                                    $ (4,341,000)      $ (3,301,000)

Adjustments to reconcile net loss to net
     cash used in operating activities:
    Depreciation and amortization                548,000            513,000
    Provision for doubtful accounts              256,000            257,000
    Non-cash compensation expense                 47,000             16,000

Change in assets and liabilities:
Accounts receivable                              608,000            389,000
Merchandise inventories                         (351,000)        (1,914,000)
Prepaid expenses and other current assets        782,000           (447,000)
Other assets                                           -           (177,000)
Accounts payable                              (1,773,000)        (1,546,000)
Accrued liabilities                              923,000          1,090,000
Other liabilities                                      -            (26,000)
                                           --------------      -------------

Net cash used in operating activities         (3,301,000)        (5,146,000)

Cash Flows from Investing Activities:

Acquisition of business                                -         (5,387,000)
Additions to property and equipment             (156,000)           (92,000)
                                           --------------      -------------

Net cash used in investing activities           (156,000)        (5,479,000)

Cash Flows from Financing Activities:

Proceeds from short-term borrowing             3,788,000          6,133,000
Note payable related to acquisition                    -          3,815,000
Proceeds from long-term debt                           -          1,009,000
Payments on acquisition debt                    (100,000)                 -
Payments on long-term debt                      (181,000)          (291,000)
                                           --------------      -------------

Net cash provided by financing activities      3,507,000         10,666,000
                                           --------------      -------------

Net increase in cash and cash equivalents         50,000             41,000
Cash and cash equivalents at beginning of
     period                                      650,000            153,000
                                           --------------      -------------

Cash and cash equivalents at end of period     $ 700,000          $ 194,000
                                           ==============      =============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest                                     $ 673,000          $ 673,000
  Income taxes                                    45,000              4,000


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

        The information furnished herein, other than the Condensed Consolidated Balance Sheet as of February 28, 1998 is unaudited and includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Condensed Consolidated Balance Sheet as of February 28, 1998 has been derived from, and does not include all the disclosures contained in the audited financial statements as of and for the year ended February 28, 1998.

2. Because of the seasonal nature of the Company's business, operating results for the first twenty-six weeks are not considered to be indicative of the results that may be expected for the full year.
        Historically, the Company realizes a major portion of its annual revenues and most of its earnings in the fourth quarter of its fiscal year.

3. The following table sets forth the computation of basic and diluted earnings per share:
                                                       Weighted Avg.
                                          Net loss         Shares      Per Share
                                        (Numerator)    (Denominator)    Amounts
          Twenty-six weeks ended
          August 29, 1998
          Basic EPS:
          Loss available to common
          shareholder                   $(4,341,000)       5,194,245    $(0.84)
                                        ============       =========    =======
          Effect of dilutive options                               0
                                                           ---------

          Dilutive EPS:
          Loss available to common
          shareholder plus assumed
          conversions                   $(4,341,000)       5,194,245    $(0.84)
                                        ============       =========    =======


          Twenty-six weeks ended
          August 30, 1997
          Basic EPS:
          Loss available to common
          shareholder                   $(3,301,000)       4,956,485    $(0.67)
                                        ============       =========    =======
          Effect of dilutive options                               0
                                                           ---------

          Dilutive EPS:
          Loss available to common
          shareholder plus assumed
          conversions                   $(3,301,000)       4,956,485    $(0.67)
                                        ============       =========    =======

                             EVANS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4. Evans recognizes the potential impact that the Year 2000 issue may have relative to its computer systems and has implemented an action plan to ensure that all systems will be fully Year 2000 compliant. The action plan includes a combination of internal and external resources to be utilized for modifications. These modifications will include hardware and software upgrades or replacement of non-compliant systems. Modifications for all systems are in various stages of completion. Some modifications have been fully implemented and satisfactorily tested, while others are in lesser stages of completion. The Company is confident that all systems will be appropriately modified in a timely manner to handle the turn of the century computer issues. The related costs of compliance are currently being evaluated. Preliminary estimates range from $500,000 to $750,000.

        The Company has completed its assessment with regard to non-financial software and chip embedded technology. Modifications will include upgrades or replacement of systems. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

        The Company has contacted its critical suppliers, service providers and partners to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received indications from a majority of its suppliers, service providers and partners that they are in the process of working on Year 2000 compliance. In the event that any of the Company's significant suppliers, service providers or partners do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

        The costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans.

        The Company is developing contingency plans for the above areas addressing any material failure to deal with Year 2000 issues.

                          EVANS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at August 29, 1998 were $700,000 as compared to $650,000 at February 28, 1998. The increase was due to cash provided by financing activities of $3,507,000 offset by cash used in operating activities of $3,301,000 and cash used in investing activities of $156,000.

The cash used in operating activities was due primarily to the increase in inventories and accounts payable of $351,000 and $1,773,000 respectively, due to the purchase of fur merchandise for the acquired locations coupled with the seasonal increase of inventory for the fall season.

The cash used in investing activities was due to additions to property and equipment of $156,000.

The cash provided by financing activities was due to proceeds from short-term borrowings of $3,788,000 offset by payments on acquisition debt and other long-term debt totaling $281,000.

Working capital at August 29, 1998 was $4,933,000 as compared to $9,416,000 at February 28, 1998. The decrease in working capital is due to the general funding of operations in the first and second quarters.

The $35,000,000 credit facility, which expires June 15, 2000 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures during fiscal 1999.

Results of Operations

Total revenues for the second quarter ended August 29, 1998 increased $1,147,000 (10.2%) as compared to the same period last year. Fur merchandise sales increased $677,000 (21.1%) due primarily to locations acquired during the last month of the second quarter of fiscal 1998. The current quarter includes all three months of revenues. Sales at comparable locations were flat for the quarter. Women's ready-to-wear sales increased $258,000 (6.4%). The Company believes that women's ready-to-wear sales were favorably impacted by the increase in the demand for casual wear by consumers. The Company continues to focus its efforts to provide product in line with the tastes of its target consumers. Service revenues increased $212,000 (5.3%) due primarily to an increase of $625,000 in sales from locations acquired during the last month of the second quarter of fiscal 1998 offset by a comparable sales decrease of $413,000. The comparable sales decrease is a result of the impact of the unseasonably warm winter as customer's needs for services on their fur coats decreased due to decreased use of the garments.

                          EVANS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenues for the first six months increased $4,495,000 (17.9%) as compared to the same period last year. Fur merchandise sales increased $2,269,000 (34.6%) due primarily to sales of $2,799,000 from locations acquired during the last month of the second quarter of fiscal 1998 and an increase of comparable sales of $325,000. The Company believes that the comparable sales increase is due to the continued resurgence of fur as fashion. These increases were offset by sales of $855,000 associated with store closing events in the Macy's store in Texas in the second quarter of 1998. Women's ready-to-wear sales increased $321,000 (3.3%). The Company believes that women's ready-to-wear sales were favorably impacted by the increase in the demand for casual wear by consumers. The Company continues to focus its efforts to provide product in line with the tastes of its target consumers. Service revenues increased $1,905,000 (21.7%) due an increase of $2,382,000 from locations acquired during the last month of the second quarter of fiscal 1998 offset by a comparable sales decrease of $477,000. The comparable sales decrease is a result of the impact of the unseasonably warm winter as customer's needs for services on their fur coats decreased due to decreased use of the garments.

Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues for the second quarter and for the first six months increased (72.1% versus 67.4% and 68.1% versus 66.0% respectively). Cost of goods and services sold as a percentage of revenues increased from 47.3% to 50.5% for the second quarter and increased from 47.8% to 48.8% for the six month period. The increase in the quarter and year to date is due to increased costs associated with running the service business at locations acquired during the last month of the second quarter of fiscal 1998. Buying costs as a percentage of total revenues, for both the quarter and for the six months ended, were comparable with prior year levels. Occupancy costs as a percentage of total revenues for the second quarter (17.6% versus 15.9%) and first six months (15.9% versus 14.6%) increased in comparison with the prior periods. These increases were due primarily to higher average rental costs related to the rentals included on locations acquired during the second quarter of 1998.

Total selling and general expenses increased $733,000 (14.0%) and $2,052,000 (19.0%) for the second quarter and for the first six months respectively as compared to the prior year. Payroll and related fringe benefits increased
$888,000  (24.5%)  and  $2,049,000  (28.5%)  for the  quarter  and year to date, respectively. The increases are due primarily to the payroll and benefits related to the acquisition and the operation of the Maximilian(R) Fur Salons at Bloomingdale's Stores. For the second quarter, the increase was offset by settlements received totaling approximately $81,000 in the second quarter of the previous year.

Interest expense for the second quarter and first six months decreased $31,000 (7.7%) and $98,000 (12.3%) respectively due primarily to higher average short-term borrowings at a lower weighted average interest rate as compared to the same period last year.

                          EVANS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The credit for income taxes for the second quarter and year to date was offset by an increase in the Company's valuation allowance with respect to the future tax benefits of the net operating loss as a result of the uncertainty of their ultimate realization.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

Certain statements included in these financial statements that are not historical facts may include forward-looking statements. The Company cautions readers that these forward-looking statements are subject to a variety of risks and uncertainties that could cause Evans' actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include, without limitation, general economic and business conditions affecting the customers in existing and new geographical markets, competition from national, regional and local retailers, the availability of sufficient capital, and the ability to obtain and identify the right product mix and to maintain sufficient inventory to meet customer demand.

                           PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K



               (a)    Exhibits

               27     Financial Data Schedule

               (b)    Reports on Form 8-K

               There were no reports on Form 8-K filed during the twenty-six weeks ended August 29, 1998.



               Items other than those listed are omitted because they are not required.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





                                            EVANS, INC.






DATE:   October 12, 1998                    ROBERT K. MELTZER
                                            ------------------------
                                            ROBERT K. MELTZER
                                            President and
                                            Chief Executive Officer




DATE:   October 12, 1998                    WILLIAM E. KOZIEL
                                            ------------------------
                                            WILLIAM E. KOZIEL
                                            Vice President and
                                            Chief Financial Officer

                          EVANS, INC. AND SUBSIDIARIES



        Exhibit                                                  Page No.

            27                                                        12