Form 10-Q
period 1998-11-28
EVANS INC
filed 1999-01-19
CIK 33780

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934



                For Quarter Ended November 28, 1998
-------------------------------------------------------------------


                   Commission File Number 0-1500
-------------------------------------------------------------------


                            EVANS, INC.
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           DELAWARE                                 36-1050870
-------------------------------------------------------------------
      (State or other jurisdiction of            (IRS Employer
       Incorporation or organization)       Identification Number)




  36 South State Street, Chicago, Illinois             60603
-------------------------------------------------------------------
   (Address of principal executive office)           (Zip Code)



Registrant's telephone number, including area code  312-855-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of January 18, 1999, 1,299,961 shares of common stock, $.20 par value, were outstanding.

                          EVANS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
Part I.     Financial Information


            Condensed Consolidated Balance Sheets -
            November 28, 1998, November 29, 1997 and
            November 30, 1996                                        2

            Condensed Consolidated Statements of Operations -
            Thirteen and Thirty-nine weeks ended November 28, 1998
            and November 29, 1997                                    3

            Condensed Consolidated Statements of Cash Flows -
            Thirty-nine weeks ended November 28, 1998
            and November 29, 1997                                    4

            Notes to Condensed Consolidated Financial Statements   5 - 6

            Management's Discussion and Analysis of Financial
            Condition and Results  of Operations                   7 - 10

Part II.    Other Information                                       11


            Signatures                                              12
            Index to Exhibits                                       13

                     PART I. FINANCIAL INFORMATION
                      Evans, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                               November 28,   November 29,    February 28,
                                   1998          1997            1998
                               -----------    -----------     -----------
                               (unaudited)    (unaudited)      (audited)
ASSETS
Current assets:
  Cash and cash equivalents     $ 801,000      $ 384,000       $ 650,000
  Accounts receivable (net)    13,231,000     15,125,000      12,639,000
  Merchandise inventories      37,772,000     39,640,000      25,495,000
  Prepaid expenses and other
      asset                       659,000      1,306,000         923,000
  Assets held for sale                  -      4,750,000               -
                               -----------    -----------     -----------

Total current assets           52,463,000     61,205,000      39,707,000
                               -----------    -----------     -----------

Property and equipment         11,958,000     11,566,000      11,642,000
Accumulated depreciation
  and amortization             (8,759,000)    (7,948,000)     (8,203,000)
                               -----------    -----------     -----------

  Net property and equipment    3,199,000      3,618,000       3,439,000
                               -----------    -----------     -----------

Other assets                    5,000,000      5,344,000       5,254,000
                               -----------    -----------     -----------
                             $ 60,662,000   $ 70,167,000    $ 48,400,000
                              ============   ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable              $ 20,273,000   $ 16,857,000    $ 13,021,000
  Current portion of long-term
   debt                         1,490,000      1,959,000       1,411,000
  Accounts payable             21,152,000     26,220,000      11,165,000
  Accrued liabilities           6,478,000      7,294,000       4,694,000
                               -----------    -----------     -----------

Total current liabilities      49,393,000     52,330,000      30,291,000
                               -----------    -----------     -----------

Long-term debt                    931,000      3,918,000       1,808,000
                               -----------    -----------     -----------

Other liabilities                       -         12,000                -
                               -----------    -----------     -----------

Shareholders' equity:
  Preferred stock, 3,000,000
    shares authorized, none
    issued
  Common stock, 8,000,000
    shares authorized,
    6,333,435 shares issued     1,267,000      1,267,000       1,267,000
  Capital in excess of par
    value                      15,011,000     15,503,000      15,495,000
  Unearned compensation           (86,000)             -               -
  (Accumulated deficit)
    retained earnings          (2,171,000)     1,503,000       3,890,000
                               -----------    -----------     -----------

                               14,021,000     18,273,000      20,652,000

Treasury stock (1,133,590
  shares at cost)              (3,683,000)    (4,366,000)     (4,351,000)
                               -----------    -----------     -----------

                               10,338,000     13,907,000      16,301,000
                               -----------    -----------     -----------

                             $ 60,662,000   $ 70,167,000    $ 48,400,000
                               ===========    ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                      Evans, Inc. and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                          Thirteen weeks ended       Thirty-nine weeks ended
                        -------------------------   -------------------------

                         November 28, November 29,  November 28, November 29,
                              1998        1997         1998         1997
                         ------------  ----------   ----------    ----------

Net sales               $ 20,857,000 $ 24,619,000 $ 39,763,000  $ 40,935,000
Service revenues           1,545,000    1,887,000   12,223,000    10,660,000
                          ----------   ----------   ----------    ----------
                          22,402,000   26,506,000   51,986,000    51,595,000
                          ----------   ----------   ----------    ----------
Costs and expenses:

  Cost of goods and
   services sold, buying
   and occupancy          14,659,000   16,310,000    34,806,000    32,869,000
  Selling and general
   expenses                8,879,000    9,454,000    21,706,000    20,230,000
  Provision for doubtful
   accounts                  142,000      218,000       398,000       475,000
  Interest expense           445,000      446,000     1,147,000     1,246,000
  Other income, net           (3,000)      (1,000)      (10,000)       (3,000)
                          ----------   ----------    ----------    ----------

                          24,122,000   26,427,000    58,047,000    54,817,000
                          ----------   ----------    ----------    ----------

Net (loss) income         (1,720,000)      79,000    (6,061,000)   (3,222,000)
                          ----------   ----------    ----------    ----------


Net (loss) income per
  common share and
  share equivalents

     Basic                  $ (0.33)      $ 0.02        $ (1.17)      $ (0.65)
                         ==========   ==========     ==========    ==========
     Diluted                $ (0.33)      $ 0.02        $ (1.17)      $ (0.65)
                         ==========   ==========     ==========    ==========


Weighted average number
 of common shares and
 share equivalents
 outstanding

     Basic               5,199,845    4,987,837       5,196,112     4,966,935
                        ==========   ==========      ==========    ==========
     Diluted             5,199,845    5,174,635       5,196,112     4,966,935
                        ==========   ==========      ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                          Evans, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Thirty-nine weeks ended
                                         ---------------------------------------

                                          November 28, 1998    November 29, 1997
                                         ---------------------------------------
Cash Flows from Operating Activities:

Net loss                                       $ (6,061,000)       $ (3,222,000)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                   819,000             802,000
    Provision for doubtful accounts                 398,000             438,000
    Non-cash compensation expense                    81,000              22,000

Change in assets and liabilities, net of effects of acquisition:
Accounts receivable                                (990,000)         (2,898,000)
Merchandise inventories                         (12,277,000)        (19,506,000)
Prepaid expenses and other current assets           281,000            (354,000)
Other assets                                              -            (192,000)
Accounts payable                                  9,987,000          16,902,000
Accrued liabilities                               1,784,000           2,311,000
Other liabilities                                         -             (31,000)
                                             ---------------    ----------------

Net cash used in operating activities            (5,978,000)         (5,728,000)

Cash Flows from Investing Activities:

Acquisition of business                                   -          (5,387,000)
Additions to property and equipment                (325,000)           (164,000)
                                             ---------------    ----------------

Net cash used in investing activities              (325,000)         (5,551,000)

Cash Flows from Financing Activities:

Proceeds from short-term borrowing                7,252,000           7,549,000
Notes payable related to acquisition                      -           3,815,000
Proceeds from long-term debt                              -             437,000
Payments on acquisition debt                       (617,000)                  -
Payments on long-term debt                         (181,000)           (291,000)
                                             ---------------     ---------------

Net cash provided by financing activities         6,454,000          11,510,000
                                             ---------------     ---------------

Net increase in cash and cash equivalents           151,000             231,000
Cash and cash equivalents at beginning of period    650,000             153,000
                                             ---------------     ---------------
Cash and cash equivalents at end of period        $ 801,000           $ 384,000
                                             ===============     ===============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest                                      $ 1,090,000         $ 1,107,000
  Income taxes                                       45,000              13,000


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

      The information furnished herein, other than the Condensed Consolidated Balance Sheet as of February 28, 1998, is unaudited and includes all adjustments and accruals consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Condensed Consolidated Balance Sheet as of February 28, 1998 has been derived from, and does not include, all the disclosures contained in the audited financial statements as of and for the year ended February 28, 1998.

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

4. The following table sets forth the computation of basic and diluted earnings per share:
                                                         Weighted
                                                           Avg.        Per
                                            Net loss      Shares       Share
                                          (Numerator)  (Denominator)  Amounts
      Thirteen weeks ended
      November 28, 1998
      Basic EPS:
      Loss available to common shareholder $(1,720,000)   5,199,845   $(0.33)
      Effect of dilutive options                                  0

      Dilutive EPS:
      Loss available to common
      shareholder plus assumed conversions $(1,720,000)   5,199,845   $(0.33)

      Thirty-nine weeks ended
      November 28, 1998
      Basic EPS:
      Loss available to common shareholder $(6,061,000)   5,196,112   $(1.17)
      Effect of dilutive options                                  0

      Dilutive EPS:
      Loss available to common
      shareholder plus assumed conversions $(6,061,000)   5,196,112   $(1.17)


      Thirteen weeks ended
      November 29, 1997
      Basic EPS:
      Loss available to common shareholder   $  79,000    4,987,837    $0.02
      shareholder
      Effect of dilutive options                            186,798

      Dilutive EPS:
      Loss available to common
      shareholder plus assumed conversions   $  79,000    5,174,635    $0.02

      Thirty-nine weeks ended
      November 29, 1997
      Basic EPS:
      Loss available to common shareholder $(3,222,000)   4,966,935  $(0.65)
      Effect of dilutive options                                  0

      Dilutive EPS:
      Loss available to common
      shareholder plus assumed conversions $(3,222,000)   4,966,935  $(0.65)


5. On January 14, 1999, the Company amended its agreement with its lender to, among other items, establish and modify certain financial covenants to reflect the Company's current operating results and financial needs. The agreement establishes a year to date debt service coverage ratio and requires the maintenance of a certain level of earnings before interest, taxes, depreciation and amortization (EBITDA) as of January 30, 1999 as well as modify all financial covenants to revised levels for the year ended February 27, 1999. In addition, the interest rate was increased to 1.25% over the base rate (prime) for direct borrowings under the revolving facility.

6. With the approval of its stockholders given at a Special Meeting of stockholders on December 8, 1998, the Company approved a one-for-four reverse stock split. In addition, Authorized Preferred Stock, par value $1.00 per share was reduced from 3,000,000 shares to 1,000,000 shares and authorized Common Stock, par value $0.20 per share, was reduced from 8,000,000 shares to 3,000,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents at November 28, 1998 were $801,000 as compared to $650,000 at February 28, 1998. The increase was due to cash provided by financing activities of $6,454,000 offset by cash used in operating activities of $5,978,000 and cash used in investing activities of $325,000.

The cash used in operating activities was due primarily to the increase in inventories of $12,277,000 due to the seasonal increase of inventory for the fall season. Accounts payable increased $9,987,000 related to the inventory requirements.

The cash used in investing activities was due to additions to property and equipment of $325,000.

The cash provided by financing activities was due to proceeds from short-term borrowings of $7,252,000. The additional debt was offset by payments on the acquisition debt of $617,000 and principal payments on long-term debt obligations of $181,000.

Working capital at November 28, 1998 was $3,070,000 as compared to $9,416,000 at February 28, 1998.

On January 14, 1999, the Company amended its agreement with its lender to, among other items, establish and modify certain financial covenants to reflect the Company's current operating results and financial needs. The agreement establishes a year to date debt service coverage ratio and requires the maintenance of a certain level of earnings before interest, taxes, depreciation and amortization (EBITDA) as of January 30, 1999 as well as modify all financial covenants to revised levels for the year ended February 27, 1999. In addition, the interest rate was increased to 1.25% over the base rate (prime) for direct borrowings under the revolving facility.

The credit facility which expires June 15, 2000 is considered adequate to finance seasonal inventory requirements as well as commitments for capital expenditures during fiscal 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues for the third quarter ended November 28, 1998 decreased $4,104,000 (15.5%) as compared to the same period last year. Fur merchandise sales decreased $3,012,000 (16.3%) due primarily to a $2,878,000 decrease during the months of October and November resulting from the impact of the unseasonably warm pre-winter months. Women's ready-to-wear sales decreased $750,000 (12.3%) due to a decline in the coats division, related to the weather. Service revenues decreased $342,000 (18.1%) as compared to the prior year due primarily to the impact of the unseasonably warm winter months as customers' needs for services on their coats and purchases of new policies decreased.

Total revenues for the first nine months increased $391,000 (0.8%) as compared to the same period last year. Fur merchandise sales decreased $743,000 (3.0%) due to a decrease of $2,370,000 (12.4%) in sales at comparable locations and sales of $855,000 associated with store closing events in the Macy's store in Texas in the second quarter of 1998. These decreases were offset by sales of $2,482,000 from locations acquired during the last month of the second quarter of fiscal 1998. The decrease in fur merchandise sales at comparable locations was largely due to a significant decrease of $2,400,000 during the months of October and November resulting from the impact of the unseasonably warm pre-winter months. For the first nine months, women's ready-to-wear sales decreased $429,000 (2.7%). Sales for ready-to-wear were mainly impacted by the third quarter decline in sales related to the decrease in the coat division as a result of the unseasonably warm weather. Service revenues increased $1,563,000 (14.7%) due primarily to an increase of $2,348,000 from locations acquired during the second quarter of fiscal 1998 offset by a comparable sales decrease of $776,000. The comparable sales decrease is a result of the impact of the unseasonably warm winter as customers' needs for services on their fur coats decreased due to reduced use and purchase of the garments.

Cost of goods and services sold, buying and occupancy costs as a percentage of total revenues increased for the third quarter and for the first nine months (65.4% versus 61.5% and 67.0% versus 63.7%, respectively). Cost of goods and services sold as a percentage of revenues increased from 48.8% to 49.3% for the third quarter and increased from 48.3% to 49.0% for the nine month period. The increase in the quarter and year to date is due to increased costs associated with running the service business at locations acquired during the second quarter of fiscal 1998. Buying costs as a percentage of total revenues, for both the quarter and for the nine months ended, were comparable with prior year's levels. Occupancy costs as a percentage of total revenues for the third quarter (13.7% versus 10.8%) and the first nine months (14.9% versus 12.6%) increased in comparison with the prior periods. The increases were due primarily to higher average rental costs related to the rentals on locations acquired during the second quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations, (continued)

Total selling and general expenses decreased $575,000 (6.1%) for the third quarter and increased $1,476,000 (7.3%) for the first nine months as compared to the prior year. Payroll and related fringe benefits decreased $447,000 (8.3%) in the third quarter primarily due to variable costs related to the decline in sales volume. For the nine months to date, payroll and related fringe benefits increased $1,602,000 (12.8%). The increases are due primarily to the payroll and benefits related to the acquisition and the operation of the Maximilian(R) Fur Salons at Bloomingdale's Stores offset by the savings in the third quarter. Advertising expense decreased $168,000 (6.5%) and $109,000 (2.8%) for the third quarter and first nine months, respectively, due to the Company's concerted efforts to manage expenditures through various types of media.

Interest expense for the third quarter remained consistent with the prior year. The first nine months of interest expense decreased $99,000 (7.9%) due primarily to a lower weighted average interest rate and higher average short-term borrowings as compared to the same period last year.

Other

Evans recognizes the potential impact that the Year 2000 issue may have relative to its computer systems and has implemented an action plan to ensure that all systems will be fully Year 2000 compliant. The action plan includes a combination of internal and external resources to be utilized for modifications. These modifications will include hardware and software upgrades or replacement of non-compliant systems. Modifications for all systems are in various stages of completion. Some modifications have been fully implemented and satisfactorily tested, while others are in lesser stages of completion. The Company is confident that all systems will be appropriately modified in a timely manner to handle the turn of the century computer issues. The Company has preliminary estimated related costs of compliance ranging from $500,000 to $750,000.

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

The Company is developing contingency plans for the above areas addressing any material failure to deal with Year 2000 issues and anticipates that the plan will be completed by the fall of 1999.

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

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K



            (a)   Exhibits

            Exhibit 4.61   Third   Amendment  to  Loan  and  Security Agreement

            Exhibit 27     Financial Data Schedule


            (b)   Reports on Form 8-K

            None.


            Items other than those listed are omitted because they are not required.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





                                   EVANS, INC.






DATE:   January 18, 1999            ROBERT K. MELTZER
                                    ROBERT K. MELTZER
                                    President and
                                    Chief Executive Officer




DATE:   January 18, 1999            DEANNA L. HARNETT
                                    DEANNA L. HARNETT
                                    Vice President and
                                    Chief Financial Officer

                          EVANS, INC. AND SUBSIDIARIES






            Exhibit                                             Page Nos.

               4.61           Third Amendment to Loan and
                              Security Agreement                 14-21

                27            Financial Data Schedule             22

          THIRD AMENDMENT TO LOAN AND SECURITY AGREEMENT


      THIS THIRD AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made and entered into this 14th day of January, 1999, by and among EVANS, INC., a Delaware corporation ("Evans"), KOSLOW'S, INC., a Texas corporation
("Koslow's"), EVANS-ROSENDORF OF MARYLAND, INC., a Delaware corporation ("Rosendorf," along with each of Evans and Koslow, are referred to as the "Borrowers") and JACKSON NATIONAL LIFE INSURANCE COMPANY, a Michigan insurance corporation, ("Jackson" or "Lender"). .


                      PRELIMINARY STATEMENTS


      A. Borrowers and Lender have entered into that certain Loan and Security Agreement, dated June 16, 1997, as amended by the First Amendment to Loan and Security Agreement dated August 7, 1997, and the Second Amendment ("Second Amendment") to Loan and Security Agreement dated May 28, 1998 (collectively, the "Loan Agreement", and together with this Amendment and with all other documents evidencing and implementing this Amendment and the Loan Agreement, the "Loan Documents").

      B. The Borrowers have advised Lender that Borrowers are in violation of certain financial covenants contained in the Loan Agreement.

      C. The Lender is willing to amend the Loan Agreement subject to the terms and conditions of this Amendment.

      NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, agree as follows:


                             AGREEMENT

                             ARTICLE I

                            Definitions

      1.01 Capitalized terms used in this Amendment are defined in the Loan Agreement, as amended hereby, unless otherwise stated.

                            ARTICLE II

                   Amendments to Loan Agreement

      2.01 Amendment to Section 2 - Loans and Terms of Payment. The first full sentence of Section 2.4(a) is deleted and replaced with the following:

           "(a) The Borrowers will pay interest to Lender on the unpaid principal amount of the Term Loan and all Revolving Loan Advances and all other Obligations, if any, at a fluctuating rate per annum equal to one and one-quarter percent (1.25%) above the Prime Rate."

      2.02 Amendments to Section 10.3 - Financial Covenants. Sections 10.3(a) and (b) are hereby amended in their entirety as follows; and section 10.3(c) is added:

           (a) Borrowers shall continuously maintain, on a consolidated basis:

                (i)  For the  twelve-month  period  ending  February  28,  1999,
           Consolidated Tangible Net Worth equal to or greater than Eight Million Five Hundred Thousand Dollars ($8,500,000) and thereafter Consolidated Tangible Net Worth equal to or greater than Eight Million Five Hundred Thousand Dollars ($8,500,000) increased quarterly by 75% of the Borrowers' year to date consolidated Net Income.

                (ii)  For the  twelve-month  period  ended  November  30,  1998,
           Borrowers shall maintain a minimum ratio of EBITDA to interest expense of (0.76) to 1.00; for the twelve-month period ended February 28, 1999, Borrowers shall maintain a minimum ratio of EBITDA to interest expense of (0.35) to 1.00; and thereafter shall maintain a minimum ratio of EBITDA to interest expense of 2.00 to 1.00 for each Fiscal Quarter calculated on a rolling twelve month basis.

                (iii)Borrowers will not permit consolidated EBITDA to be (x) less than negative $1,100,000 for the twelve-month period ended November 30, 1998, or (y) less than negative $125,000 for the eleven-month period ended January 31, 1999, or (z) less than negative $500,000 for the twelve-month period ended February 28, 1999.

           (b) Borrowers shall not permit the ratio of Net Income excluding any after-tax extraordinary gains or losses plus depreciation and amortization deducted in determining Net Income minus Capital Expenditures not financed ("Adjusted Net Cash Flow") to current principal maturities of long term debt and Capital Leases paid during such period for the periods set forth below to be either greater than, or less than (as specified below), the ratio set forth opposite each such period, provided, however, that Borrowers will be deemed to have complied for the rolling twelve-month period ending nearest to February 28, 1999, if non-compliance would result solely from Adjusted Net Cash Flow exceeding negative $2.40 million:

                                 PERIOD               RATIO
              Rolling twelve-month period
              ending                             Less than
              nearest to November 30, 1998       (1.96) to
                                                 1.00
              Rolling twelve-month period
              ending                             Greater than
              nearest to February 28, 1999       (2.30) to
                                                 1.001
              Thereafter, for each rolling
              twelve-month                       Less than
              Fiscal Quarter                     1.25 to 1.00

           (c) Borrowers shall not permit the ratio of Net Income excluding any after-tax extraordinary gains or losses plus depreciation and amortization deducted in determining Net Income minus Capital Expenditures not financed, multiplied by negative one, to current principal maturities of long term debt and Capital Leases paid during such period for the period set forth below to be less than the ratio set forth opposite such period, provided, however, that Borrowers will be deemed to have complied for the eleven-month period ending nearest to January 31, 1999, if non-compliance would result solely from Adjusted Net Cash Flow exceeding negative $2.00 million:

                                 PERIOD               RATIO
              Eleven-month period ended
              nearest to                         1.90 to 1.00
              January 31, 1999

      2.03 Amendment to Schedule 10.2 of the Loan Agreement. Schedule 10.2 to the Loan Agreement, entitled Salary and Bonuses of Officers, is amended in its entirety to conform to Schedule 10.2 hereof.

--------
1 For example, if the ratio is (1.70) to 1.00, the Borrower would be in violation. If the ratio is (2.50) to 1.00, the Borrower would be in compliance.

                            ARTICLE III

                           Amendment Fee

      3.0 The Borrowers hereby agree to pay to the Lender on the date hereof an amendment fee in the amount of $15,000, and to pay Lender a fee of $2,500 per month to monitor collateral, monitor bankers' acceptances, and facilitate the forwarding of banking information.




                            ARTICLE IV

                     Waiver of Compliance With
                  and Reset of Certain Covenants

      4.01 Noncompliance with Certain Covenants. Borrowers acknowledge that, for the period ending November 30, 1998, Borrowers were not in compliance with the financial covenants set forth in Sections 10.3(a)(iii)(c) and 10.3(b) of the Loan Agreement, as amended by the Second Amendment ("November Noncompliance"), and that such noncompliance resulted in Events of Default under the Loan Agreement. Subject to the terms and conditions of this Amendment, Lender hereby agrees to waive the November Noncompliance and the Events of Default which resulted therefrom, provided, however, that nothing contained in this Amendment shall be or be deemed a waiver of any other presently existing or hereafter arising or occurring breach, default or Event of Default, or preclude the exercise of any of the Lender's rights or remedies under the Loan Agreement or the Loan Documents resulting therefrom. Upon the occurrence of a default or an Event of Default under this Amendment, or under the Loan Agreement or the Loan Documents, Lender may exercise all of its rights and remedies, pursuant to this Amendment, the Loan Agreement or the Loan Documents, at law, in equity or otherwise.

      4.02 Reset of Covenants. Lender agrees to reset certain financial covenants for the period ended November 30, 1998, as set forth in Article 2.02 hereof. If any additional Events of Default under this Amendment, the Loan Agreement or the Loan Documents, including but not limited to non-compliance with the financial covenants set or reset in Article 2.02 hereof, occur or are discovered after the date of this Amendment, Lender shall be entitled to exercise all of its remedies under the Loan Agreement and the Loan Documents.

                             ARTICLE V

           Ratifications, Representations and Warranties

      5.01 Ratifications. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Loan Agreement and the Loan Documents, and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Loan Agreement and the Loan Documents are ratified and confirmed and shall continue in full force and effect. Borrowers and Lender agree that the Loan Agreement and the Loan Documents, as amended hereby, shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

      5.02 Representations and Warranties. Borrowers hereby represent and warrant to Lender that (a) the execution, delivery and performance of this Amendment and any and all Loan Documents executed and/or delivered in connection herewith, have been authorized by all requisite corporate action on the part of Borrowers and will not violate the Articles of Incorporation or Bylaws of any of the Borrowers; (b) the representations and warranties contained in the Loan Agreement, as amended hereby, and any Loan Documents are true and correct on and as of the date hereof and on and as of the date of execution hereof as though made on and as of each such date; (c) except as set forth expressly in Article
4.01 hereof, no Event of Default or event or condition which, with notice or passage of time or both, would constitute an Event of Default under the Loan Agreement, as amended hereby, has occurred and is continuing; and (d) except as set forth herein, Borrowers are in full compliance with all covenants and agreements contained in the Loan Agreement and the Loan Documents, as amended hereby.

                            ARTICLE VI

                     Miscellaneous Provisions

      6.01 Survival of Representations and Warranties. All representations and warranties made in the Loan Agreement or any Loan Documents, including, without limitation, any document furnished in connection with this Amendment, shall survive the execution and delivery of this Amendment and the Loan Documents, and no investigation by Lender shall affect the representations and warranties or the right of Lender to rely upon them.

      6.02 Reference to Loan Agreement. Each of the Loan Agreement and the Loan Documents, and any and all other agreements, documents or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of thc Loan Agreement, as amended hereby, are hereby amended so that any reference in the Loan Agreement and the Loan Documents shall mean a reference to the Loan Agreement and the Loan Documents as amended hereby.

      6.03 Expenses of Agent. As provided in the Loan Agreement, Borrowers agree to pay on demand all reasonable costs and expenses incurred by Lender in connection with the preparation, negotiation and execution of this Amendment and the Loan Documents executed pursuant hereto, and any and all amendments, modifications, and supplements thereto, including, without limitation, the reasonable costs and fees of Lender's legal counsel.

      6.04 Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to thc provision so held to be invalid or unenforceable.

      6.05 Successors and Assigns. This Amendment is binding upon and shall insure to the benefit of Lender and Borrowers and their respective successors and assigns, except that Borrowers may not assign or transfer any of their rights or obligations hereunder without the prior written consent of Lender.

      6.06 Counterparts. This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument, and facsimile signatures may serve as original signatures.

      6.07 Effect of Waiver. No consent or waiver, express or implied, by Lender to or for any breach of or deviation from any covenant or condition by Borrowers shall be deemed a consent to or waiver of any other breach of the same or any other covenant, condition or duty.

      6.08 Headings. The headings, captions, and arrangements used in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

      6.09 Mutual Waiver of Jury Trial. BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE STATE AND FEDERAL LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THE LOAN AGREEMENT OR OF THE LOAN DOCUMENTS.

      6.10 Governing Law. NOTWITHSTANDING ANYTHING ELSE IN THE LOAN AGREEMENT OR THE LOAN DOCUMENTS, ALL MATTERS UNDER THIS AMENDMENT, THE LOAN AGREEMENT OR THE LOAN DOCUMENTS, INCLUDING ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE OF THIS AMENDMENT, THE LOAN AGREEMENT AND THE LOAN DOCUMENTS, AND THE OBLIGATIONS ARISING THEREUNDER, SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF ILLINOIS APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES THEREOF REGARDING CONFLICT OF LAWS, AND COOK COUNTY, ILLINOIS OR NEW YORK COUNTY, NEW YORK, SHALL BE THE EXCLUSIVE VENUE FOR LITIGATION AS TO ALL SUCH MATTERS. THE LENDER AND BORROWERS AGREE TO SUBMIT TO PERSONAL JURISDICTION AND TO WAIVE ANY OBJECTION AS TO VENUE IN COOK COUNTY, ILLINOIS OR NEW YORK COUNTY, NEW YORK.




                THIS SPACE INTENTIONALLY LEFT BLANK

      Witness the due execution hereof by the respective duly authorized officers of the undersigned as of the date first written above.


                                  EVANS, INC.,


                                 By:
                                    Title:  Vice President


                                 KOSLOW'S, INC.,


                                 By:
                                    Title:  Vice President


                                 EVANS-ROSENDORF OF MARYLAND, INC.,


                                 By:
                                    Title:  Vice President


                                 JACKSON NATIONAL LIFE INSURANCE
                                    COMPANY, as Lender,

                                 By:PPM America, Inc.,
                                    Attorney-in-Fact


                                 By:
                                     Title:

          SCHEDULE 10.2 - SALARY AND BONUSES OF OFFICERS



    NAME                                          BASE        BASE
   OFFICER           TITLE             SALARY   BONUS %     BONUS $
Robert Meltzer President and CEO    $190,000     12.5%     $23,750
John Sarama    Vice President
               Operations,           150,000     12.5%      18,750
               Director of Stores
Deanna Harnett Vice President, CFO   110,000     12.5%      15,000
Sam Garber     Vice President,
               Secretary,            115,000     12.5%      14,375
               and General Counsel
Dean Obrecht   Vice President,
               Human Resources       100,000    12.5%       12,500
David Meltzer  Chairman of the           -0-      N/A          -0-
               Board
                                    $665,000               $84,375